Form 10-Q
period 2025-03-31
Scientist Home Future Health Ltd
filed 2025-05-15
CIK 2032609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 333-283430

Scientist Home Future Health Limited
(Exact name of registrant as specified in its charter)

Nevada	30-1416636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2844
(Primary Standard Industrial Classification Code Number)

3/F, Mow Hing Industrial Building, 205 Wai Yip Street, Kwun Tong, Kowloon, Hong Kong
(Address of principal executive offices)

Registrant’s telephone number, including area code: +852 5702 3076

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes    ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the registrant’s common stock as of May 15, 2025 was 23,480,000 shares.

SCIENTIST HOME FUTURE HEALTH LIMITED

QUARTERLY REPORT ON FORM 10-Q

For the three months ended March 31, 2025

2

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

  INDEX TO FINANCIAL STATEMENTS - SCIENTIST HOME FUTURE HEALTH LIMITED
(UNAUDITED)

SCIENTIST HOME FUTURE HEALTH LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 (UNAUDITED) AND DECEMBER 31, 2024 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of March 31, 2025	As of December 31, 2024
Assets	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$16,135	$18,621
Inventories	3,460	2,627
Total current assets	19,595	21,248

Total assets	$19,595	$21,248

Liabilities and stockholders’ equity
Current liabilities
Other payables and accrued liabilities	$4,000	$15,000
Income tax payable	2,766	1,826
Amount due to a related party	6,561	4,204
Amount due to a director	6,241	6,238
Total current liabilities	19,568	27,268

Total liabilities	$19,568	$27,268

Stockholders’ equity
Common stock, par value $0.0001; 200,000,000 shares authorized, 23,480,000 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	$2,348	$2,348
Additional paid in capital	6,612	6,612
Accumulated other comprehensive loss	(12)	-
Accumulated deficit	(8,921)	(14,980)
Total stockholders’ equity	$27	$(6,020)

Total liabilities and stockholders’ equity	$19,595	$21,248

The accompanying notes are an integral part of these financial statements.

SCIENTIST HOME FUTURE HEALTH LIMITED

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2025 (UNAUDITED)

CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

Three Months Ended March 31, 2025
Revenues	$44,824

Cost of revenues (including $25,135 of cost of revenues to related party for the period ended March 31, 2025)	(25,135)

Gross profit	19,689

Selling, general and administrative expenses (including $3,856 of selling, general and administrative expenses to related party for the period ended March 31, 2025)	(12,695)

Income from operation	6,994

Other Income	-

Income before income tax	6,994

Income tax provision	(935)

Net income	$6,059

Other comprehensive income:
Foreign currency translation	(12)

Total Comprehensive Income	$6,047

Net income per share, basic and diluted:	0.00

Weighted average number of common shares outstanding - Basic and diluted	23,480,000

The accompanying notes are an integral part of these financial statements.

SCIENTIST HOME FUTURE HEALTH LIMITED

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

For the Three Months Ended March 31, 2025

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
	Number of shares	Amount
Balance as of December 31, 2024	23,480,000	$2,348	$6,612	$-	$(14,980)	$(6,020)
Net income for the period	-	-	-	-	6,059	6,059
Foreign currency translation	-	-	-	(12)	-	(12)
Balance as of March 31, 2025	23,480,000	$2,348	$6,612	$(12)	$(8,921)	$27

For the Year Ended December 31, 2024

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
	Number of shares	Amount
Balance, July 3, 2024 (inception)	100,000	$10	$-	$-	$10
Issuance of share capital - founder's shares	19,900,000	1,990	-	-	1,990
Issuance of share capital - private placement	3,480,000	348	6,612	-	6,960
Net loss for the period	-	-	-	(14,980)	(14,980)
Balance as of December 31, 2024	23,480,000	$2,348	$6,612	$(14,980)	$(6,020)

The accompanying notes are an integral part of these financial statements.

SCIENTIST HOME FUTURE HEALTH LIMITED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

Three Months Ended March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,059
Changes in operating assets and liabilities:
Inventories	(826)
Other payables and accrued liabilities	(10,065)
(10,891)

Net cash used in operating activities	$(4,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amount due to a related party	$2,346

Net cash provided by financing activities	$2,346

Net increase in cash and cash equivalents	(2,486)
Cash and cash equivalents, beginning of period	18,621
CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,135

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-
Interest paid	$-

The accompanying notes are an integral part of these financial statements.

SCIENTIST HOME FUTURE HEALTH LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

1. ORGANIZATION AND BUSINESS BACKGROUND

Scientist Home Future Health Limited was incorporated under the laws of the State of Nevada on July 3, 2024. The Company through its subsidiaries, engages in the field of retail trading of health supplements and topical creams in Hong Kong.

Name of entity	Date of incorporation / Place of incorporation	Principal activities	Immediate holding company	% of effective ownership interest held by the Group
Scientist Home Future Health Holding Limited (“Scientist Home Holding”)	July 8, 2024 / Marshall Islands	Investment holding	Scientist Home Future Health Limited	100%
Scientist Home Future Health Limited (“Scientist Home HK”)	July 8, 2024 / Hong Kong SAR	Retail trading of health supplements and topical creams	Scientist Home Future Health Holding Limited	100%

Scientist Home Future Health Limited is a company that operates through its wholly owned subsidiary, Scientist Home Holding, a Company incorporated in the Republic of Marshall Islands. It should be noted that our wholly owned subsidiary, Scientist Home Holding, owns 100% of Scientist Home HK, a Hong Kong Company. At this time, we operate exclusively through our wholly owned subsidiaries and share the same business plan with our subsidiaries.

On September 26, 2024, Scientist Home Holding acquired 100% of the equity interests of Scientist Home HK, from our Chief Executive Officer, Mr. Chan Siu Hung. On September 26, 2024, Scientist Home Future Health Limited, a Nevada corporation, acquired 100% of the equity interests of Scientist Home Holding, from our Chief Executive Officer, Mr. Chan Siu Hung. As a result of this common ownership and in accordance with the FASB Accounting Standards Codification Section 805 “Business Combination”, the transaction is being treated as a combination between entities under common control. The recognized assets, liabilities, revenues and expenses were transferred at their carrying amounts at the date of the transaction. The equity accounts of the combining entities are combined. Further, the companies will be combined as if the transaction had occurred at the beginning of the period, i.e. July 3, 2024.

Scientist Home Future Health Limited and its subsidiaries are hereinafter referred to as the “Company”.

2. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company are prepared pursuant to the rules and regulations of the U.S. Securities and Exchanges Commission (“ SEC ”) and in conformity with generally accepted accounting principles in the U.S. (“ US GAAP ”). All material inter-company accounts and transactions have been eliminated in consolidation. The Company has adopted December 31 as its fiscal year end.

The accompanying condensed consolidated financial statements are presented on the basis that the Company is a going concern. The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts Receivable

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company extends credit to its customers in the normal course of business and generally does not require collateral. The Company’s credit terms are dependent upon the segment, and the customer. The Company assesses the probability of collection from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history and its current creditworthiness. If in management’s judgment collection is not probable, the Company does not record revenue until the uncertainty is removed.

Management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. The allowance for doubtful accounts is the Company’s best estimate of the amount of credit losses in existing accounts receivable. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of trade receivables. In the analysis, management primarily considers the age of the customer’s receivable, and also considers the creditworthiness of the customer, the economic conditions of the customer’s industry, general economic conditions and trends, and the business relationship and history with its customers, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts. If judgments regarding the collectability of receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability.

Accounts receivable is recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

Expected credit losses

The Company estimates and records a provision for its expected credit losses related to its financial instruments, including its trade receivables. Management considers historical collection rates, the current financial status of the Company’s customers, macroeconomic factors, and other industry-specific factors when evaluating current expected credit losses. Forward-looking information is also considered in the evaluation of current expected credit losses. However, because of the short time to the expected receipt of accounts receivable, management believes that the carrying value, net of expected losses, approximates fair value and therefore, relies more on historical and current analysis of such financial instruments, including its trade receivables.

Credit loss rate is determined by historical collection based on aging schedule, adjusted for current conditions using reasonable and supportable forecasts. Based on the aging categorization and the adjusted loss rate per category, an allowance for credit losses is calculated by multiplying the adjusted loss rate with the amortized cost in the respective age category.

Inventories

Inventories consist of finished goods and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the period in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs. No write-downs for obsolete finished goods for the period ended March 31, 2025.

Revenue Recognition

The Company derives its revenues through sale of goods, primarily health supplements and topical creams. Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods and services. The Company applies the following five-step model in order to determine this amount:

(i)	identification of the promised goods and services in the contract;
(ii)	determination of whether the promised goods and services are performance obligations, including whether they are distinct in the context of the contract;
(iii)	measurement of the transaction price, including the constraint on variable consideration;
(iv)	allocation of the transaction price to the performance obligations; and
(v)	recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under Topic 606, the Company records revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.

Sales of health supplements and topical creams products

- Performance obligations satisfied at a point in time

The Company records revenue at a point in time from the sale of products upon delivery of the products at the Company’s office or shipment of the products to the customers, and upon its acceptance, and it is probable that the Company will collect the considerations to which it would be entitled to in exchange for the products sold. The revenue is recorded net of discounts.

Disaggregated information of revenues by products are as follows:

	Three Months Ended March 31, 2025	Proportion %
Scientist Home Mixed Gelatine Hydrolysate	$16,487	36.78%
Scientist Home High Concentration Proteinase	$11,897	26.54%
Scientist Home Vein Cream	$9,810	21.89%
Scientist Home Spermaceti Cream	$2,465	5.50%
Scientist Home Calcification Cream	$2,104	4.69%
Scientist Home Bone Gelatine Hydrolysate	$1,533	3.42%
Others (Delivery Fee)	$528	1.18%
Total revenues - products	$44,824	100.00%

Earnings Per Share

The Company reports earnings per share in accordance with ASC 260 “ Earnings Per Share ”, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Further, if the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split, the computations of a basic and diluted earnings per share shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

The Company’s basic earnings per share is computed by dividing the net income available to holders by the weighted average number of the Company’s ordinary shares outstanding. Diluted earnings per share reflects the amount of net income available to each ordinary share outstanding during the period plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued.

Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by ASC 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the years in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

The Company adopted the ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which modifies the rules on income tax disclosures to require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid.

Foreign Currency Translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company is United States Dollars (“US$”). The Company’s subsidiary in Marshall Islands and Hong Kong maintains its books and record in United States Dollars (“US$”) and Hong Kong Dollars (“HK$”) respectively, and HK$ is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective periods:

As of and for the period ended March 31, 2025
Period-end HK$ : US$1 exchange rate	7.7799
Period-average HK$ : US$1 exchange rate	7.78

Fair Value Measurement

Accounting Standards Codification (“ ASC ”) 820 “ Fair Value Measurements and Disclosures ”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset.

This ASC establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Related party balances and transactions

A related party is generally defined as:

(i)	any person that holds the Company’s securities including such person’s immediate families,
(ii)	the Company’s management,
(iii)	someone that directly or indirectly controls, is controlled by or is under common control with the Company, or
(iv)	anyone who can significantly influence the financial and operating decisions of the Company.

A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Lease

According to ASC 842, a short-term lease is defined as a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. The short-term lease election can only be made at the commencement date.

A lessee that makes this accounting policy election does not recognize a lease liability or right-of-use asset on its balance sheet. Instead, the lessee recognizes lease payments on a straight-line basis over the lease term and variable lease payments that do not depend on an index or rate in the period in which the achievement of the specified target that triggers the variable lease payments becomes probable. Any previously recognized variable lease cost is reversed if it becomes probable that the specified target will no longer be met.

When determining whether a lease qualifies as a short-term lease, a lessee evaluates the lease term and the purchase option in the same manner as all other leases. That is, the lease term includes the noncancelable term of the lease and all of the following:

(i)	Periods covered by an option to extend the lease if the lessee is reasonably certain to exercise that option;

(ii)	Periods covered by an option to terminate the lease if the lessee is reasonably certain not to exercise that option; and

(iii)	Periods covered by an option to extend (or not terminate) the lease in which the exercise of the option is controlled by the lessor.

A lease that qualifies as a short-term lease at the commencement date no longer meets the definition of a short-term lease when there is a change in a lessee’s assessment of either:

(i)	The lease term so that, after the change, the remaining lease term extends more than 12 months from the end of the previously determined lease term

(ii)	Whether it is reasonably certain to exercise an option to purchase the underlying asset

The Company currently rents office space for a lease term of 12 months or less. The monthly rental cost for this office space is approximately $1,285 (HK$10,000). The lease will end on June 30, 2025. The lease does not have any renewal option. The Company makes a short-term lease election and recognizes lease payments for its short-term lease on a straight-line basis over the lease term.

Segment Information

Reportable segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company has single reportable segment based on business unit, retail trading business and two reportable segments based on country, Hong Kong and Non-Hong Kong. See Note 11 - Segment Reporting.

The Company adopted the ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses.

Recently accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard-setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed, the Company does not believe that the adoption of any recently issued standards has had or may have a material impact on its condensed consolidated financial statements or disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The new standard requires entities to disclose additional information about certain expenses, such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, as well as selling expenses included in commonly presented expense captions on the income statement. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply this guidance either on a retrospective or prospective basis, and early adoption is permitted.

There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance for the period ended March 31, 2025 that are of significance or potential significance to us.

4. INVENTORIES

As of March 31, 2025 (Unaudited)
Trading goods	$3,414
Goods in transit	$46
Total inventories	$3,460

5. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consist of the following:

As of March 31,2025 (Unaudited)
Auditor review fees	$4,000
Total other payables and accrued liabilities	$4,000

6. SHAREHOLDERS’ EQUITY

On July 3, 2024, upon the incorporation of the Company, Mr. Chan Siu Hung, subscribed 100,000 shares of common stock at par value of $0.0001 per share for a total subscription value of $10.

On August 14, 2024, Mr. Chan Siu Hung, has further subscribed 19,900,000 shares of common stock at par value of $0.0001 per share for a total subscription value of $1,990.

For the period ended December 31, 2024, each of three (3) investors subscribed 1,160,000 shares of common stock at $0.002 per share amounted to $2,320, respectively for an aggregate gross proceeds of $6,960.

As of March 31, 2025, the Company had a total of 23,480,000 shares of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

7. AMOUNT DUE TO A DIRECTOR

As of March 31, 2025, a director of the Company advanced $6,241 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose. Imputed interest is considered insignificant.

8. INCOME TAX

The income before income taxes of the Company for the period ended March 31, 2025 was comprised of the following:

For the period ended March 31, 2025 (Unaudited)
Tax jurisdictions from:
- Local	$(4,340)
- Foreign, representing:
Marshall Islands (non-taxable jurisdiction)	-
Hong Kong	11,334
Income before income taxes	$6,994

Provision for income taxes consisted of the following:

For the period ended March 31, 2025 (Unaudited)
Current:
- Local	$-
- Foreign	$935

Deferred tax assets:
- Local	$-
- Foreign	$-

Deferred tax liabilities:
- Local	$-
- Foreign	$-

Income tax payable:
- Local	$-
- Foreign	$935

Income tax assets:
- Local	$-
- Foreign	$-

The Company is a U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the period ended March 31, 2025.

Scientist Home Holding was incorporated in the Republic of Marshall Islands and, under the laws of Marshall Islands, is not subject to income taxes.

The Company operates in Hong Kong and files tax returns in the Hong Kong jurisdiction. Scientist Home HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. (the first HKD 2 million (equivalent USD 258,000) of profits earned by the company will be taxed at half the current tax rate (i.e., 8.25%) whilst the remaining profits will continue to be taxed at the existing 16.5% tax rate.)

No deferred taxes were recognized for the period ended March 31, 2025.

Effective and Statutory Rate Reconciliation

The following table summarizes a reconciliation of the Company’s statutory income tax rate to the Company's effective tax rate as a percentage of income from continuing operations before taxes:

For the period ended March 31, 2025 (Unaudited)
HK statutory tax rate	8.25%
Increase in valuation allowance	5.12%
Effective tax rate	13.37%

9. RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
Chan Siu Hung	Chairman, Chief Executive Officer and Director of the Company
Related party A	An entity owned by our Chairman, Chief Executive Officer and Director of the Company
Related party B	An entity owned by our Chairman, Chief Executive Officer and Director of the Company

The Company rents an office space, monthly rental of $1,285 (HK$10,000), from Related party A. The lease will end on June 30, 2025.

The Company purchases the trading goods and courier services from Related party B, amounting to $25,961 for the period ended March 31, 2025.

Due to related party	As of March 31,2025 (Unaudited)
Related party B	6,561
Total	$6,561

The amounts due to related party is interest-free, unsecured, and repayable on demand.

10. CONCENTRATION OF RISK

Customer Concentration

For the period ended March 31, 2025, the Company generated total revenue of $44,824, of which no customer accounted for more than 10% of the Company’s total revenue.

Vendor Concentration

For the period ended March 31, 2025, the Company incurred cost of revenues of $25,135, accounted by a single vendor.

	For the period ended March 31, 2025 (Unaudited)
	Cost of revenue	Percentage of Cost of revenue	Accounts payable, trade

Vendor A	$25,135	100%	$-
Total	$25,135	100%	$-

Vendor A is an entity owned by our Chairman, Chief Executive Officer and Director of the Company.

11. SEGMENT REPORTING

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU requires that public entities disclose significant segment expenses for each reportable segment, other segment items for each reportable segment. The Company has single reportable segment based on business unit, retail trading business and two reportable segments based on country, Hong Kong and Non-Hong Kong.

The Company’s chief operating decision maker (CODM) has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes.

The retail trading segment derives revenues from customers by providing health supplements and topical creams. The accounting policies of the retail trading segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the retail trading segment and decides how to allocate resources based on consolidated net income as reported on the income statement. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The CODM uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the retail trading segment or into other parts of the entity, such as for acquisitions.

The Company does not have intra-entity sales.

	For the period ended and As of March 31, 2025 (Unaudited)
By Business Unit	Retail Trading Business	Total
Revenues	$44,824	$44,824
Less:
Cost of revenues	(25,135)	(25,135)
Segment gross profit	$19,689	$19,689
Less:
Audit fees	(4,000)	(4,000)
IT fees	(4,499)	(4,499)
Rental fees	(3,856)	(3,856)
Other segment items	(340)	(340)
Segment loss	(12,695)	(12,695)
Other income	-	-
Income before income tax	6,994	6,994
Income tax provision	(935)	(935)
Segment net income	$6,059	$6,059

Reconciliation of profit or loss
Adjustments and reconciling items		-
Consolidated net income		$6,059

Total consolidated assets	$19,595	$19,595
Capital expenditure	$-	$-

•	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
•	Other segment items include bank charges, printing and stationery.

	For the period ended and As of March 31, 2025 (Unaudited)
By Country	Hong Kong	Non-Hong Kong	Total
Revenues	$44,824	$-	$44,824
Less:
Cost of revenues	$(25,135)	$-	$(25,135)
Segment gross profit	$19,689	-	19,689
Less:
Audit fees	-	(4,000)	(4,000)
IT fees	(4,499)	-	(4,499)
Rental fees	(3,856)	-	(3,856)
Other segment items	-	(340)	(340)
Segment income (loss)	11,334	(4,340)	6,994
Other income	-	-	-
Income (Loss) before income tax	11,334	(4,340)	6,994
Income tax provision	(935)	-	(935)
Segment net income (loss)	10,399	(4,340)	6,059

Reconciliation of segment gross profit
Total segment gross profit			19,689
Segment operating expenses			(12,695)
Other income			-
Income tax provision			(935)
Consolidated net income			6,059

Total consolidated assets	$3,281	$16,314	$19,595
Capital expenditure	$-	$-	$-

•	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
•	Other segment items include bank charges, printing and stationery.

12. SUBSEQUENT EVENTS

In accordance with ASC 855, the Company evaluated all of its activity through the issue date of the financial statements and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this quarterly report on Form 10-Q contains “forward-looking statements.” These forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to: our ability to consummate the Merger, as such term is defined below; the continued services of the Custodian as such term is defined below; our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to: the risks of limited management, labor, and financial resources; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to Scientist Home Future Health Limited a Nevada corporation unless the context requires otherwise.

For clarity, Scientist Home Future Health Holding Limited, which was incorporated in the Republic of Marshall Islands, shall be referred to as “Scientist Home Holding” throughout. Scientist Home Future Health Limited, which was incorporated in Hong Kong, shall be referred to as “Scientist Home HK” throughout.

Corporate History

Scientist Home Future Health Limited (“we”, “us”, “our”, or the “Company”), was incorporated on July 3, 2024 in the State of Nevada.

On July 3, 2024, Mr. Chan Siu Hung was appointed as the Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary, and Director of the Company.

On July 3, 2024, we sold 100,000 shares of restricted Common Stock to Mr. Chan Siu Hung, at a price of $0.0001 per share of Common Stock. The total subscription amount paid by Mr. Chan was $10. Mr. Chan serves as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director.

On August 14, 2024, we sold 19,900,000 shares of restricted Common Stock to Mr. Chan Siu Hung, at a price of $0.0001 per share of Common Stock. The total subscription amount paid by Mr. Chan was $1,990.

On September 9, 2024, we sold 1,160,000 shares of restricted Common Stock to Chee Lay Peng, Chan Yan Kit, and Yuen Wai Ling, at a price of $0.002 per share of Common Stock. The total subscription amount paid by each party was $2,320. The total number of shares sold pursuant to the aforementioned transactions was 3,480,000.

On September 26, 2024, the Company acquired 100% of Scientist Home Holding, a company incorporated in the Republic of Marshall Islands on July 8, 2024, from Mr. Chan Siu Hung, who is our Chief Executive Officer and Director. Scientist Home Holding acts as an investment holding vehicle. The total consideration paid pursuant to this acquisition was $1.00. This transaction is classified as a related party transaction.

Scientist Home Holding has one wholly owned subsidiary, “Scientist Home HK,” which was incorporated in Hong Kong on July 8, 2024, is selling health supplements and topical creams through retail.

Current Business Operations

Scientist Home Future Health Limited is a Nevada corporation and is not a Chinese operating company.

Scientist Home Future Health Limited operates through its wholly owned subsidiary in Hong Kong, Scientist Home HK, which specializing in the retail trading of health supplements and topical creams. Our mission is to develop sustainable rehabilitation solutions, particularly for degenerative diseases, ensuring that our products not only address current symptoms but also support future, long-term health and recovery.

Our operations are primarily focused in Asia, where we have established a presence in Hong Kong. We serve a diverse and growing customer base that values our unique approach to health and wellness. This includes health-conscious individuals seeking natural solutions to maintain their overall wellness, individuals seeking for preventative health care and relief from chronic conditions, elderly populations managing age-related conditions such as arthritis, joint stiffness, and cardiovascular concerns, as well as professionals and athletes experiencing muscle strain, soreness, or minor injuries.

We believe that Scientist Home Future Health Limited is more than just a company - it’s a movement towards better health, driven by innovation, tradition, and a deep respect for the healing power of nature. As we continue to expand our reach, our vision remains clear: to be a leading force in the health and wellness industry.

Table of Contens

Results of Operations for the period ended March 31, 2025

Cash Balance

As of March 31, 2025, our cash and cash equivalents are $16,135. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to continue our current business plan and in order to increase our current level of operations for the next twelve-month period, we require further funding.

Revenues

For the period ended March 31, 2025, the Company generated revenue in the amount of $44,824. The revenue generated was mainly from the retail sales of health supplements and topical creams.

Cost of revenues

For the period ended March 31, 2025, the Company has cost of revenues in the amount of $25,135. The cost of revenues was mainly from the products cost and delivery cost. Currently, our product costs are 50% off of the recommended retail price. Pursuant to the non-exclusive distributor agreement with Scientist Home Limited, Scientist Home Limited shall have the right to revise products price at any time. Price changes shall apply to all purchase orders received after the effective date with the notice, except that any price increase shall be effective immediately upon notice to distributor and apply to those accepted but undelivered orders.

General and Administrative Expenses

For the period ended March 31, 2025, the Company had general and administrative expenses in the amount of $12,695. These were primarily comprised of audit fees, IT fees, rental fees, company incorporation fees, bank charges, printing and stationery.

Net Income

Our net income for the period ended March 31, 2025 was $6,059.

Liquidity and Capital Resources

Cash used in Operating Activities

Net cash used in operating activities was $4,832 for the period ended March 31, 2025. The cash used in operating activities was attributable to the net income, contra by decrease in other payables and accrued liabilities, and increase in inventories.

Cash Provided by Financing Activities

Net cash provided by financing activities was $2,346 for the period ended March 31, 2025, which was primarily due to advances from a related party.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant accounting estimates reflected in the Company’s consolidated financial statements include allowance for inventories obsolescence, and allowance for expected credit loss. The following are the methods and assumptions used in determining our estimates.

Allowance for inventories obsolescence

Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. The Company did not recognize any inventory write-downs for the period ended March 31, 2025.

Allowance for expected credit loss

The Company estimates and records a provision for its expected credit losses related to its financial instruments, including its trade receivables. Management considers historical collection rates, the current financial status of the Company’s customers, macroeconomic factors, and other industry-specific factors when evaluating current expected credit losses. Credit loss rate is determined by historical collection based on aging schedule, adjusted for current conditions using reasonable and supportable forecasts. Based on the aging categorization and the adjusted loss rate per category, an allowance for credit losses is calculated by multiplying the adjusted loss rate with the amortized cost in the respective age category.

Table of Contens

Revenue recognition

The Company derives its revenues through sale of goods, primarily health supplements and topical creams. Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods and services. The Company applies the following five-step model in order to determine this amount:

(i)	identification of the promised goods and services in the contract;

(ii)	determination of whether the promised goods and services are performance obligations, including whether they are distinct in the context of the contract;

(iii)	measurement of the transaction price, including the constraint on variable consideration;

(iv)	allocation of the transaction price to the performance obligations; and

(v)	recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under Topic 606, the Company records revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.

Sales of health supplements and topical creams products

- Performance obligations satisfied at a point in time

The Company records revenue at a point in time from the sale of products upon delivery of the products at the Company’s office or shipment of the products to the customers, and upon its acceptance, and it is probable that the Company will collect the considerations to which it would be entitled to in exchange for the products sold. The revenue is recorded net of discounts.

Principal vs Agent assessment

The Company evaluates whether it is the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis) for non-exclusive distributor agreement. The Company considers whether it controls the products before it is transferred to the customer.

With reference to ASC 606-10-25-25, control of an asset refers to the ability to direct the use of, and obtain substantially all of the remaining benefits from, the asset. Control includes the ability to prevent other entities from directing the use of, and obtaining the benefits from, an asset. The benefits of an asset are the potential cash flows (inflows or savings in outflows) that can be obtained directly or indirectly in many ways, such as by selling or exchanging the asset and holding the asset.

With reference to ASC 606-10-55-37A, when another party is involved in providing goods or services to a customer, an entity that is a principal obtains control when a good or another asset from the other party that it then transfers to the customer.

Despite the common ownership the Company and Scientific Home Limited, the Company concludes that it controls the specified goods before they are transferred because it has entered into a non-exclusive distribution agreement that permits the Company to sell the products to its customers. The products purchased from the supplier are delivered and stored in the Company office. The Company has inventory risk before the goods is transferred to its customers. As part of this assessment, the Company also considers the three indicators of control in the standard and makes the following determinations that support its overall control evaluation:

•	The Company is responsible for fulfilling the promise to the customer, and the Company takes responsibility for the acceptability of the products.

•	The Company has inventory risk before the specified good or service has been transferred to a customer or after transfer of control to the customer.

•	The Company has discretion to establish prices.

Table of Contens

Hence, the Company concludes that it is a principal for the products sold.

Recently accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard-setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed, the Company does not believe that the adoption of any recently issued standards has had or may have a material impact on its condensed consolidated financial statements or disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The new standard requires entities to disclose additional information about certain expenses, such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, as well as selling expenses included in commonly presented expense captions on the income statement. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply this guidance either on a retrospective or prospective basis, and early adoption is permitted.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Table of Contens

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of March 31, 2025, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

●	The Company does not have sufficient segregation of duties within accounting functions due to only having one officer and limited resources.

●	The Company does not have an independent board of directors or an audit committee.

●	The Company does not have written documentation of our internal control policies and procedures.

We plan to rectify these weaknesses by implementing an independent board of directors, establishing written policies and procedures for our internal control of financial reporting, and hiring additional accounting personnel at such time as we complete a reverse merger or similar business acquisition.

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the period ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contens

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Legal expenses associated with any contingency are expensed as incurred. The Company’s officers and directors are not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject and which would have any material, adverse effect on the Company.

Item 1A. Risk Factors.

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Form S-1 registration statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Table of Contens

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Description
31.1*	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	INLINE XBRL INSTANCE

101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION

101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION

101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABELS

101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

Table of Contens

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIST HOME FUTURE HEALTH LIMITED

Dated: May 15, 2025	By:	/s/ Chan Siu Hung
Chan Siu Hung
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director (Principal Executive Officer and Principal Financial Officer)

