Form 10-Q
period 2025-06-30
Scientist Home Future Health Ltd
filed 2025-08-12
CIK 2032609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Room B3, Block B, 3/F, Mow Hing Industrial Building, 205 Wai Yip Street, 89801
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

The number of shares outstanding of the registrant’s common stock as of June 30, 2025 was 23,544,000 shares.

SCIENTIST HOME FUTURE HEALTH LIMITED

QUARTERLY REPORT ON FORM 10-Q

For the six months ended June 30, 2025

2

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO FINANCIAL STATEMENTS - SCIENTIST HOME FUTURE HEALTH LIMITED

(UNAUDITED)

SCIENTIST HOME FUTURE HEALTH LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2025 (UNAUDITED) AND DECEMBER 31, 2024 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of June 30, 2025	As of December 31, 2024
Assets	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$111,386	$18,621
Inventories	3,329	2,627
Total current assets	114,715	21,248

Total assets	$114,715	$21,248

Liabilities and stockholders’ equity
Current liabilities
Other payables and accrued liabilities	$16,100	$15,000
Income tax payable	1,815	1,826
Amount due to a related party	37,416	4,204
Amount due to a director	7,851	6,238
Total current liabilities	63,182	27,268

Total liabilities	$63,182	$27,268

Stockholders’ equity
Common stock, par value $0.0001; 200,000,000 shares authorized, 23,544,000 and 23,480,000 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	$2,354	$2,348
Additional paid in capital	102,606	6,612
Accumulated other comprehensive income	207	-
Subscription receivable	(7,500)	-
Accumulated deficit	(46,134)	(14,980)
Total stockholders’ equity	$51,533	$(6,020)

Total liabilities and stockholders’ equity	$114,715	$21,248

The accompanying notes are an integral part of these financial statements.

SCIENTIST HOME FUTURE HEALTH LIMITED

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Revenues	$31,552	$76,376

Cost of revenues (including $18,013 and $43,148 of cost of revenues to related party for three and six months ended June 30, 2025 respectively)	(18,013)	(43,148)

Gross profit	13,539	33,228

Selling, general and administrative expenses (including $3,844 and $7,700 of selling, general and administrative expenses to related party for three and six months ended June 30, 2025 respectively)	(51,687)	(64,382)

Loss from operation	(38,148)	(31,154)

Other Income	-	-

Loss before income tax	(38,148)	(31,154)

Income tax benefit	935	-

Net loss	$(37,213)	$(31,154)

Other comprehensive income:
Foreign currency translation	219	207

Total Comprehensive Loss	$(36,994)	$(30,947)

Net loss per share, basic and diluted:	0.00	0.00

Weighted average number of common shares outstanding - Basic and diluted	23,500,571	23,490,343

The accompanying notes are an integral part of these financial statements.

SCIENTIST HOME FUTURE HEALTH LIMITED

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2025 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

For the Six Months Ended June 30, 2025

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	SUBSCRIPTION RECEIVABLE	TOTAL EQUITY
	Number of shares	Amount
Balance as of December 31, 2024	23,480,000	$2,348	$6,612	$-	$(14,980)		$(6,020)
Net income for three months ended March 31, 2025	-	-	-	-	6,059		6,059
Foreign currency translation	-	-	-	(12)	-	-	(12)
Balance as of March 31, 2025	23,480,000	$2,348	$6,612	$(12)	$(8,921)	-	$27
Issuance of shares	64,000	$6	$95,994	-	-	(7,500)	$88,500
Net loss for three months ended June 30, 2025	-	-	-	-	$(37,213)	-	$(37,213)
Foreign currency translation	-	-	-	219	-	-	219
Balance as of June 30, 2025	23,544,000	2,354	102,606	207	(46,134)	(7,500)	51,533

The accompanying notes are an integral part of these financial statements.

SCIENTIST HOME FUTURE HEALTH LIMITED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

Six Months Ended June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,154)
Changes in operating assets and liabilities:
Inventories	(724)
Other payables and accrued liabilities	1,100
Amount due to a related party	20,652
21,028

Net cash used in operating activities	$(10,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares	$88,500
Amount due to a director	1,626
Amount due to a related party	12,833
Net cash provided by financing activities	$102,959

Effect of exchange rate changes in cash and cash equivalents	$(68)

Net increase in cash and cash equivalents	92,765
Cash and cash equivalents, beginning of period	18,621
CASH AND CASH EQUIVALENTS, END OF PERIOD	$111,386

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-
Interest paid	$-

The accompanying notes are an integral part of these financial statements.

SCIENTIST HOME FUTURE HEALTH LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

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

Inventories

Inventories consist of finished goods and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the period in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs. No write-downs for obsolete finished goods for the period ended June 30, 2025.

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

Despite the common ownership the Company and Scientific Home Limited, the Company concludes that it controls the specified goods before they are transferred because it has entered into a non-exclusive distribution agreement that permits the Company to sell the products to its customers. The products purchased from the supplier are delivered and stored in the Company office. The Company has inventory risk before the goods is transferred to its customers. As part of this assessment, the Company also considers the three indicators of control in the standard and makes the following determinations that support its overall control evaluation:

•	The Company is responsible for fulfilling the promise to the customer, and the Company takes responsibility for the acceptability of the products.

•	The Company has inventory risk before the specified good or service has been transferred to a customer or after transfer of control to the customer.

•	The Company has discretion to establish prices.

Hence, the Company concludes that it is a principal for the products sold.

Disaggregated information of revenues by products are as follows:

	Three Months Ended June 30, 2025	Proportion %	Six Months Ended June 30, 2025	Proportion %
Scientist Home Mixed Gelatine Hydrolysate	$12,179	38.60%	$28,666	37.53%
Scientist Home High Concentration Proteinase	$8,725	27.66%	$20,622	27.00%
Scientist Home Vein Cream	$5,990	18.98%	$15,800	20.69%
Scientist Home Spermaceti Cream	$795	2.52%	$3,260	4.27%
Scientist Home Calcification Cream	$948	3.00%	$3,052	4.00%
Scientist Home Bone Gelatine Hydrolysate	$2,547	8.07%	$4,080	5.34%
Others (Delivery Fee)	$368	1.17%	$896	1.17%
Total revenues - products	$31,552	100.00%	$76,376	100%

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective periods:

As of and for the period ended June 30, 2025
Period-end HK$ : US$1 exchange rate	7.8499
Period-average HK$ : US$1 exchange rate	7.7922

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

Lease

The Company leases an office for a fixed period. The Company recognizes lease payments for its short-term lease on a straight-line basis over the lease term.

Lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

In determining the present value of the unpaid lease payments, ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As most of the Company leases do not provide an implicit rate, the Company uses its incremental borrowing rate as the discount rate for the lease. The Company incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments.

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

(ii)	Whether it is reasonably certain to exercise an option to purchase the underlying asset

The Company currently rents office space for a lease term of 12 months or less. The monthly rental cost for this office space is approximately $1,283 (HK$10,000). The lease will end on June 30, 2025. The lease does not have any renewal option. The Company makes a short-term lease election and recognizes lease payments for its short-term lease on a straight-line basis over the lease term.

The Company has entered a new lease for a lease term of 24 months or less, commence from July 1, 2025. The monthly rental cost for this office space is approximately $1,925 (HK$15,000). The lease will end on June 30, 2027.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in the ASU provide (1) all entities with a practical expedient and (2) entities other than public business entities (PBEs) with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The ASU is effective for fiscal years and interim periods beginning after December 15, 2025. Companies should apply this guidance on a prospective basis, and early adoption is permitted.

There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance for the period ended June 30, 2025 that are of significance or potential significance to us.

4. INVENTORIES

As of June 30, 2025 (Unaudited)
Trading goods	$3,237
Goods in transit	$92
Total inventories	$3,329

5. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consist of the following:

As of June 30, 2025 (Unaudited)
Accrual	$4,000
Other payables	12,100
Total other payables and accrued liabilities	$16,100

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

For the period ended June 30, 2025, the Company issued an aggregated of 64,000 shares of its common stock at $1.5 per share for aggregate gross proceeds of $96,000. As of June 30, 2025, there is a subscription receivable of $7,500 outstanding.

As of June 30, 2025, the Company had a total of 23,544,000 shares of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

7. AMOUNT DUE TO A DIRECTOR

As of June 30, 2025, a director of the Company advanced $7,851 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose. Imputed interest is considered insignificant.

8. INCOME TAX

The loss before income taxes of the Company for the period ended June 30, 2025 was comprised of the following:

For the period ended June 30, 2025 (Unaudited)
Tax jurisdictions from:
- Local	$(9,518)
- Foreign, representing:
Marshall Islands (non-taxable jurisdiction)	(1,035)
Hong Kong	(20,601)
Loss before income taxes	$(31,154)

Provision for income taxes consisted of the following:

For the period ended June 30, 2025 (Unaudited)
Current:
- Local	$-
- Foreign	$-

Deferred tax assets:
- Local	$-
- Foreign	$-

Deferred tax liabilities:
- Local	$-
- Foreign	$-

Income tax payable:
- Local	$-
- Foreign	$-

Income tax assets:
- Local	$-
- Foreign	$-

The Company is an U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the period ended June 30, 2025.

Scientist Home Holding was incorporated in the Republic of Marshall Islands and, under the laws of Marshall Islands, is not subject to income taxes.

The Company operates in Hong Kong and files tax returns in the Hong Kong jurisdiction. Scientist Home HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. (the first HKD 2 million (equivalent to USD258,000) of profits earned by the company will be taxed at half the current tax rate (i.e., 8.25%) whilst the remaining profits will continue to be taxed at the existing 16.5% tax rate.)

No deferred taxes were recognized for the period ended June 30, 2025.

Effective and Statutory Rate Reconciliation

The following table summarizes a reconciliation of the Company’s statutory income tax rate to the Company's effective tax rate as a percentage of income from continuing operations before taxes:

For the period ended June 30, 2025 (Unaudited)
Statutory federal income tax rate	21%
Effect of foreign tax rate difference	(9.13)%
Valuation allowance	(11.87)%
Effective tax rate	-%

For the period ended June 30, 2025 (Unaudited)
Statutory federal income tax rate	21%
Computed expected expenses	(6,542)
Effect of foreign tax rate difference	2,844
Valuation allowance	3,698
Income tax expense	-

For the period ended June 30, 2025, the cash paid for income taxes of the Company was nil.

9. RELATED PARTY TRANSACTIONS AND BALANCE

Name of Related Parties	Relationship with the Company
Chan Siu Hung	Chairman, Chief Executive Officer and Director of the Company
Related party A	An entity owned by our Chairman, Chief Executive Officer and Director of the Company
Related party B	An entity owned by our Chairman, Chief Executive Officer and Director of the Company

The Company rented an office space, monthly rental of $1,283 (HK$10,000), from Related party A. The lease ended on June 30, 2025.

The Company purchases the trading goods and courier services from Related party B, amounting to $43,872 for the period ended June 30, 2025.

Due to related party	As of June 30 ,2025 (Unaudited)
Related party B– operating	24,677
Related party B– financing	12,739
Total	$37,416

Regarding the operating portion, the amounts due from related party B of $32,174 is trade in nature, interest-free, unsecured, and repayable on normal trade credit terms.The amounts due to related party B of $56,851 is non-trade in nature, interest-free, unsecured, and repayable on demand.

10. CONCENTRATION OF RISK

Customer Concentration

For the three and six months ended June 30, 2025, the Company generated total revenue of $31,552 and $76,376 respectively, of which no customer accounted for more than 10% of the Company’s total revenue.

Vendor Concentration

For the three and six months ended June 30, 2025, the Company incurred cost of revenues of $18,013 and $43,148 respectively, accounted by a single vendor.

	For the three months ended June 30, 2025 (Unaudited)
	Cost of revenue	Percentage of Cost of revenue	Accounts payable, trade

Vendor A	$18,013	100%	$-
Total	$18,013	100%	$-

	For the six months ended June 30, 2025 (Unaudited)
	Cost of revenue	Percentage of Cost of revenue	Accounts payable, trade

Vendor A	$43,148	100%	$-
Total	$43,148	100%	$-

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

The Company does not have intra-entity sales.

	For the period ended and As of June 30, 2025 (Unaudited)
By Business Unit	Retail Trading Business		Total
Revenues		$76,376	$76,376
Less:
Cost of revenues		(43,148)	(43,148)
Segment gross profit		$33,228	$33,228
Less:
Audit fees		(8,000)	(8,000)
IT fees		(6,417)	(6,417)
Rental fees		(7,700)	(7,700)
Consultancy fees		(39,039)	(39,039)
Other segment items		(3,226)	(3,226)

Segment loss		(31,154)	(31,154)
Other income		-	-
Loss before income tax		(31,154)	(31,154)
Income tax provision		-	-
Segment net loss		$(31,154)	$(31,154)

Reconciliation of profit or loss
Adjustments and reconciling items			-
Consolidated net income	$		$(31,154)

Total consolidated assets		$114,715	$114,715
Capital expenditure		$-	$-

•	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
•	Other segment items include bank charges, statutory fee, filing fee, printing and stationery.

	For the period ended and As of June 30, 2025 (Unaudited)
By Country	Hong Kong	Non-Hong Kong	Total
Revenues	$76,376	$-	$76,376
Less:
Cost of revenues	$(43,148)	$-	$(43,148)
Segment gross profit	$33,228	-	33,228
Less:
Audit fees	-	(8,000)	(8,000)
IT fees	(6,417)	-	(6,417)
Rental fees	(7,700)	-	(7,700)
Consultancy Fees	(39,039)	-	(39,039)
Other segment items	(673)	(2,553)	(3,226)

Segment income (loss)	(20,601)	(10,553)	(31,154)
Other income	-	-	-
Income (Loss) before income tax	(20,601)	(10,553)	(31,154)
Income tax provision	-	-	-
Segment net income (loss)	(20,601)	(10,553)	(31,154)

Reconciliation of segment gross profit
Total segment gross profit			33,228
Segment operating expenses			(64,382)
Other income			-
Income tax provision			-
Consolidated net income			(31,154)

Total consolidated assets	$40,827	$73,888	$114,715
Capital expenditure	$-	$-	$-

•	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
•	Other segment items include bank charges, statutory fee, filing fee, printing and stationery.

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

For the period ended June 30, 2025, the Company issued an aggregated of 64,000 shares of its common stock at $1.5 per share for aggregate gross proceeds of $96,000. As of June 30, 2025, there is a subscription receivable of $7,500 outstanding.

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

Results of Operations for three and six months ended June 30, 2025

Cash Balance

As of June 30, 2025, our cash and cash equivalents are $111,386. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to continue our current business plan and in order to increase our current level of operations for the next twelve-month period, we require further funding.

Revenues

For the three and six months ended June 30, 2025, the Company generated revenue in the amount of $31,552 and $76,376 respectively. The revenue generated was mainly from the retail sales of health supplements and topical creams.

Cost of revenues

For the three and six months ended June 30, 2025, the Company has cost of revenues in the amount of $18,013 and $43,148 respectively. The cost of revenues was mainly from the products cost and delivery cost. Currently, our product costs are 50% off of the recommended retail price. Pursuant to the non-exclusive distributor agreement with Scientist Home Limited, Scientist Home Limited shall have the right to revise products price at any time. Price changes shall apply to all purchase orders received after the effective date with the notice, except that any price increase shall be effective immediately upon notice to distributor and apply to those accepted but undelivered orders.

General and Administrative Expenses

For the three and six months ended June 30, 2025, the Company had general and administrative expenses in the amount of $51,687 and $64,382 respectively. These were primarily comprised of professional fees, audit fees, IT fees, rental fees, company incorporation fees, bank charges, filing fee, printing and stationery.

Net Loss

Our net loss for the three and six months ended June 30, 2025 were $37,213 and $31,154 respectively.

Liquidity and Capital Resources

Cash used in Operating Activities

Net cash used in operating activities was $10,126 for the period ended June 30, 2025. The cash used in operating activities was attributable to the net loss and increase in inventories, contra by increase in other payables and accrued liabilities, and advances from a related party.

Cash Provided by Financing Activities

Net cash provided by financing activities was $102,959 for the period ended June 30, 2025, which was primarily due to issuance of shares, advances from a director and advances from a related party.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Contractual Obligations

As of June 30, 2025, we have an operating lease agreement for one office space in Hong Kong with a non-cancellable term of two years from July 1, 2025, to June 30, 2027. The future minimum rental payments under this lease in the aggregate are approximately $45,860 and are due as follows: 2025: $11,465, 2026: $22,930 and 2027: $11,465, respectively.

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

Allowance for inventories obsolescence

Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. The Company did not recognize any inventory write-downs for the period ended June 30, 2025.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in the ASU provide (1) all entities with a practical expedient and (2) entities other than public business entities (PBEs) with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The ASU is effective for fiscal years and interim periods beginning after December 15, 2025. Companies should apply this guidance on a prospective basis, and early adoption is permitted.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2025, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the period ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SCIENTIST HOME FUTURE HEALTH LIMITED

Dated: August 12, 2025	By:	/s/ Chan Siu Hung
Chan Siu Hung
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director (Principal Executive Officer and Principal Financial Officer)

