Form 10-Q
period 2025-09-30
Scientist Home Future Health Ltd
filed 2025-11-12
CIK 2032609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Room B3, Block B, 3/F, Mow Hing Industrial Building, 205 Wai Yip Street, Kwun Tong, Kowloon, Hong Kong
(Address of principal executive offices)

Registrant’s telephone number, including area code: +852 5702 3076

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of September 30, 2025 was 23,716,000 shares.

SCIENTIST HOME FUTURE HEALTH LIMITED

QUARTERLY REPORT ON FORM 10-Q

For the nine months ended September 30, 2025

2

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO FINANCIAL STATEMENTS - SCIENTIST HOME FUTURE HEALTH LIMITED

Page
Unaudited Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2025 (UNAUDITED) AND DECEMBER 31, 2024 (AUDITED)	F-2
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 (UNAUDITED) AND FOR THE PERIOD ENDED SEPTEMBER 30, 2024 (AUDITED)	F-3
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 (UNAUDITED) AND FOR THE PERIOD ENDED SEPTEMBER 30, 2024 (AUDITED)	F-4
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 (UNAUDITED) AND FOR THE PERIOD ENDED SEPTEMBER 30, 2024 (AUDITED)	F-5
NOTES TO FINANCIAL STATEMENTS	F-6 - F-19

SCIENTIST HOME FUTURE HEALTH LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 (UNAUDITED) AND DECEMBER 31, 2024 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of September 30, 2025	As of December 31, 2024
Assets	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$275,610	$18,621
Inventories	1,991	2,627
Deposits and prepayments	48,131	-
Total current assets	325,732	21,248

Non-Current asset
Right-of-use assets, net (including $38,768 of right-of-use assets from related party as of September 30, 2025)	397,276	-
Total non-current asset	397,276	-

Total assets	$723,008	$21,248

Liabilities and stockholders’ equity
Current liabilities
Other payables and accrued liabilities	$5,051	$15,000
Income tax payable	1,831	1,826
Amount due to a related party	41,049	4,204
Amount due to a director	7,867	6,238
Lease liability – current portion (including $21,717 of lease liability – current portion to related party as of September 30, 2025)	67,590	-
Total current liabilities	123,388	27,268

Non-current liability
Lease liability – non-current portion including $17,051 lease liability – non-current portion to related party as of September 30, 2025)	332,616	-
Total non-current liability	332,616	-

Total liabilities	$456,004	$27,268

Stockholders’ equity
Common stock, par value $0.0001; 200,000,000 shares authorized, 23,716,000 and 23,480,000 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	$2,372	$2,348
Additional paid in capital	360,588	6,612
Accumulated other comprehensive income	(1,977)	-
Accumulated deficit	(93,979)	(14,980)
Total stockholders’ equity	$267,004	$(6,020)

Total liabilities and stockholders’ equity	$723,008	$21,248

The accompanying notes are an integral part of these financial statements.

SCIENTIST HOME FUTURE HEALTH LIMITED

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 (UNAUDITED) AND FOR THE PERIOD ENDED SEPTEMBER 30, 2024 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Revenues	$39,604	$59,363	$115,980	$59,363

Cost of revenues (including $23,534 and $66,682 of cost of revenues to related party for three and nine months ended September 30, 2025 respectively; including $32,972 of cost of revenues to related party for the period ended September 30, 2024)	(23,534)	(32,972)	(66,682)	(32,972)

Gross profit	16,070	26,391	49,298	26,391

Selling, general and administrative expenses (including $5,768 and $13,459 of selling, general and administrative expenses to related party for three and nine months ended September 30, 2025 respectively; including $3,846 of selling, general and administrative expenses to related party for the period ended September 30, 2024)	(63,915)	(24,463)	(128,297)	(24,463)

(Loss)/Income from operation	(47,845)	1,928	(78,999)	1,928

Other Income	-	1	-	1

(Loss)/Income before income tax	(47,845)	1,929	(78,999)	1,929

Income tax benefit/(provision)	-	(1,754)	-	(1,754)

Net (loss)/income	$(47,845)	$175	$(78,999)	$175

Other comprehensive income:
Foreign currency translation	(2,184)	-	(1,977)	-

Total Comprehensive (Loss)/Income	$(50,029)	$175	$(80,976)	$175

Net (loss)/income per share, basic and diluted	(0.00)	0.00	(0.00)	0.00

Weighted average number of common shares outstanding - Basic and diluted	23,660,554	11,692,809	23,548,106	11,692,809

The accompanying notes are an integral part of these financial statements.

SCIENTIST HOME FUTURE HEALTH LIMITED

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 (UNAUDITED) AND FOR THE PERIOD ENDED SEPTEMBER 30, 2024 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

For the Nine Months Ended September 30, 2025 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	SUBSCRIPTION RECEIVABLE	TOTAL EQUITY
Balance as of December 31, 2024	23,480,000	$2,348	$6,612	$-	$(14,980)		$(6,020)
Net income for three months ended March 31, 2025	-	-	-	-	6,059		6,059
Foreign currency translation	-	-	-	(12)	-	-	(12)
Balance as of March 31, 2025	23,480,000	$2,348	$6,612	$(12)	$(8,921)	-	$27
Issuance of shares	64,000	$6	$95,994	-	-	(7,500)	$88,500
Net loss for three months ended June 30, 2025	-	-	-	-	$(37,213)	-	$(37,213)
Foreign currency translation	-	-	-	219	-	-	219
Balance as of June 30, 2025	23,544,000	2,354	102,606	207	(46,134)	(7,500)	51,533
Issuance of shares	172,000	$18	$257,982	-	-	7,500	$265,500
Net loss for three months ended September 30, 2025	-	-	-	-	$(47,845)	-	$(47,845)
Foreign currency translation	-	-	-	(2,184)	-	-	(2,184)
Balance as of September 30, 2025	23,716,000	2,372	360,588	(1,977)	(93,979)	-	267,004

For the Period Ended September 30, 2024 (Audited)

	COMMON STOCK		ADDITIONAL
	Number of shares	Amount	PAID-IN CAPITAL	RETAINED EARNING	TOTAL EQUITY
Balance, July 3, 2024 (inception)	100,000	$10	$-	$-	$10
Issuance of share capital - founder's shares	19,900,000	1,990	-	-	1990
Issuance of share capital – private placement	3,480,000	348	6,612	-	6,960
Net income for the period	-	-	-	175	175
Balance as of September 30, 2024	23,480,000	$2,348	$6,612	$175	$9,135

The accompanying notes are an integral part of these financial statements.

SCIENTIST HOME FUTURE HEALTH LIMITED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 (UNAUDITED) AND FOR THE PERIOD ENDED SEPTEMBER 30, 2024 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Nine Months Ended September 30, 2025	From July 3, 2024 (date of inception) to September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(78,999)	$175

Adjustments to reconcile net profit to net cash used in operating activities:
Amortization of operating lease right-of-use assets	6,592	-

Changes in operating assets and liabilities:
Inventories	641	(4,467)
Deposits and prepayments	(48,005)
Other receivables	-	(22,951)
Deferred revenue	-	1,027
Other payables and accrued liabilities	(9,952)	16,754
Amount due to a related party	23,919
Change in lease liability	(3,670)	-
	(37,067)	(9,637)

Net cash used in operating activities	$(109,474)	$(9,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares	$354,000	$8,960
Amount due to a director	1,625	5,617
Amount due to a related party	12,818	13,846
Net cash provided by financing activities	$368,443	$28,423

Effect of exchange rate changes in cash and cash equivalents	$(1,980)	$-

Net increase in cash and cash equivalents	256,989	18,961
Cash and cash equivalents, beginning of period/at date of inception	18,621	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$275,610	$18,961

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVTIE
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	$403,886	$-
Initial recognition of the balance payment of finance lease right-of-use asset by finance lease liabilities	$-	$-

The accompanying notes are an integral part of these financial statements.

SCIENTIST HOME FUTURE HEALTH LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND FOR THE PERIOD ENDED SEPTEMBER 30, 2024

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

Credit loss rate is determined by historical collection based on aging schedule, adjusted for current conditions using reasonable and supportable forecasts. Based on the aging categorization and the adjusted loss rate per category, an allowance for credit losses is calculated by multiplying the adjusted loss rate with the amortized cost in the respective age category. The amendments in ASU 2025‑05 introduce a practical expedient for all qualifying assets that allows the Company to assume that current conditions at the balance-sheet date remain unchanged for the remaining life of an asset when estimating credit losses on current accounts receivable and current contract assets. The Company electing this expedient will therefore adjust historical loss experience only to reflect current conditions, without the need to incorporate forward‑looking forecasts.

Inventories

Inventories consist of finished goods and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the period in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs. No write-downs for obsolete finished goods for the period ended September 30, 2025.

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

Despite the common ownership the Company and Scientific Home Limited, the Company concludes that it controls the specified goods before they are transferred because it has entered into a non-exclusive distribution agreement that permits the Company to sell the products to its customers. The products purchased from the supplier are delivered and stored in the Company office. The Company has inventory risk before the goods is transferred to its customers. As part of this assessment, the Company also considers the three indicators of control in the standard and makes the following determinations that support its overall control evaluation:

•	The Company is responsible for fulfilling the promise to the customer, and the Company takes responsibility for the acceptability of the products.

•	The Company has inventory risk before the specified good or service has been transferred to a customer or after transfer of control to the customer.

•	The Company has discretion to establish prices.

Hence, the Company concludes that it is a principal for the products sold.

Disaggregated information of revenues by products are as follows:

	Three Months Ended September 30, 2025	Proportion %	Nine months Ended September 30, 2025	Proportion %
Scientist Home Mixed Gelatine Hydrolysate	$17,762	44.85%	$46,428	40.03%
Scientist Home High Concentration Proteinase	$12,348	31.18%	$32,970	28.43%
Scientist Home Vein Cream	$3,335	8.42%	$19,135	16.50%
Scientist Home Bone Gelatine Hydrolysate	$2,467	6.23%	$6,547	5.64%
Scientist Home Spermaceti Cream	$1,666	4.21%	$4,926	4.25%
Scientist Home Calcification Cream	$1,759	4.44%	$4,811	4.15%
Others (Delivery Fee)	$267	0.67%	$1,163	1.00%
Total revenues - products	$39,604	100%	$115,980	100%

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended September 30, 2025	As of and for the period ended September 30, 2024
Period-end HK$ : US$1 exchange rate	7.7809	7.8
Period-average HK$ : US$1 exchange rate	7.8015	7.8

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

Lease

The Company leases offices for fixed periods pre-emptive extension options. The Company recognizes lease payments for its short-term lease on a straight-line basis over the lease term.

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

The Company has entered a new lease for a lease term of 24 months or less, commence from July 1, 2025. The monthly rental cost for this office space is approximately $1,923 (HK$15,000). The lease will end on June 30, 2027. The lease does not have any renewal option.

The Company has entered a new lease for a lease term of 36 months or less, commence from September 16, 2025. The monthly rental cost for this office space is approximately $5,768 (HK$45,000). The lease will end on September 15, 2028. The lease has a renewal option for the period from September 16, 2028 to September 15, 2031, with 4% annual increment on monthly rental cost per year.

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

There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance for the period ended September 30, 2025 that are of significance or potential significance to us.

4. INVENTORIES

	As of September 30, 2025 (Unaudited)	As of December 31, 2024 (Audited)
Trading goods	$1,486	$2,581
Goods in transit	505	46
Total inventories	$1,991	$2,627

5. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consist of the following:

	As of September 30, 2025 (Unaudited)	As of December 31, 2024 (Audited)
Accrual	$4,000	$15,000
Other payables	1,051	-
Total other payables and accrued liabilities	$5,051	$15,000

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

For the period ended September 30, 2025, the Company issued an aggregated of 236,000 shares of its common stock at $1.5 per share for aggregate gross proceeds of $354,000.

As of September 30, 2025, the Company had a total of 23,716,000 shares of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

7. AMOUNT DUE TO A DIRECTOR

As of September 30, 2025, a director of the Company advanced $7,867 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose. Imputed interest is considered insignificant.

8. INCOME TAX

The loss before income taxes of the Company for the period ended September 30, 2025 was comprised of the following:

For the period ended September 30, 2025 (Unaudited)
Tax jurisdictions from:
- Local	$(40,122)
- Foreign, representing:
Marshall Islands (non-taxable jurisdiction)	(1,035)
Hong Kong	(37,842)
Loss before income taxes	$(78,999)

Provision for income taxes consisted of the following:

For the period ended September 30, 2025 (Unaudited)
Current:
- Local	$-
- Foreign	$-

Deferred tax assets:
- Local	$-
- Foreign	$-

Deferred tax liabilities:
- Local	$-
- Foreign	$-

Income tax payable:
- Local	$-
- Foreign	$-

Income tax assets:
- Local	$-
- Foreign	$-

The Company is an U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the period ended September 30, 2025.

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

No deferred taxes were recognized for the period ended September 30, 2025.

Effective and Statutory Rate Reconciliation

The following table summarizes a reconciliation of the Company’s statutory income tax rate to the Company's effective tax rate as a percentage of income from continuing operations before taxes:

For the period ended September 30, 2025 (Unaudited)
Statutory federal income tax rate	21%
Effect of foreign tax rate difference	(6.38)%
Valuation allowance	(14.62)%
Effective tax rate	-%

For the period ended September 30, 2025 (Unaudited)
Statutory federal income tax rate	21%
Computed expected expenses	(16,590)
Effect of foreign tax rate difference	5,042
Valuation allowance	11,548
Income tax expense	-

For the period ended September 30, 2025, the cash paid for income taxes of the Company was nil.

9. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

Right-Of-Use Assets
Balance as of December 31, 2024 (Audited)	$-
New right-of-use assets recognized	403,886
Amortization for the nine months ended September 30, 2025	(6,592)
Adjustment for non-exercising option
Adjustment for foreign currency translation difference	(18)
Balance as of September 30, 2025 (Unaudited)	$397,276

Lease Liability
Balance as of December 31, 2024 (Audited)	$-
New lease liability recognized	403,886
Imputed interest for the nine months ended September 30, 2025	2,098
Gross repayment for the nine months ended September 30, 2025	(5,768)
Adjustment for non-exercising option	-
Adjustment for foreign currency translation difference	$(10)
Balance as of September 30, 2025 (Unaudited)	$400,206

Lease liability current portion	67,590
Lease liability non-current portion	$332,616

Other information:

	Nine months ended September 30, 2025	Period ended September 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow to operating lease	$5,768	$-
Right-of-use assets obtained in exchange for operating lease liabilities	-	-
Remaining lease term for operating lease (years)	5.55	-
Weighted average discount rate for operating lease	5.25%	-

10. RELATED PARTY TRANSACTIONS AND BALANCE

Name of Related Parties	Relationship with the Company
Chan Siu Hung	Chairman, Chief Executive Officer and Director of the Company
Related party A	An entity owned by our Chairman, Chief Executive Officer and Director of the Company
Related party B	An entity owned by our Chairman, Chief Executive Officer and Director of the Company

The Company rented an office space, monthly rental of $1,282 (HK$10,000), from Related party A. The lease ended on June 30, 2025.

The Company has rented an office space, monthly rental of $1,923 (HK$15,000), from Related party A. The lease ends on June 30, 2027.

The Company purchases the trading goods and courier services from Related party B, amounting to $66,055 and $37,439 for the period ended September 30, 2025 and 2024, respectively.

Due to related party	As of September 30, 2025 (Unaudited)	As of December 31, 2024 (Audited)
Related party B– operating	$28,197	$4,204
Related party B– financing	12,852	-
Total	$41,049	$4,204

As of September 30, 2025, regarding the operating portion, the amounts due from related party B of $49,978 is trade in nature, interest-free, unsecured, and repayable on normal trade credit terms. The amounts due to related party B of $78,175 is non-trade in nature, interest-free, unsecured, and repayable on demand.

16

11. CONCENTRATION OF RISK

Customer Concentration

For the three and nine months ended September 30, 2025, the Company generated total revenue of $39,604 and $115,980 respectively, of which no customer accounted for more than 10% of the Company’s total revenue.

For the period ended September 30, 2024, the Company generated total revenue of $59,363, of which no customer accounted for more than 10% of the Company’s total revenue.

Vendor Concentration

For the three and nine months ended September 30, 2025, the Company incurred cost of revenues of $23,534 and $66,682 respectively, accounted by a single vendor.

For the period ended September 30, 2024, the Company incurred cost of revenues of $32,972, accounted by a single vendor.

	For the three months ended September 30, 2025 (Unaudited)
	Cost of revenue	Percentage of Cost of revenue	Accounts payable, trade

Vendor A	$23,534	100%	$-
Total	$23,534	100%	$-

	For the nine months ended September 30, 2025 (Unaudited)
	Cost of revenue	Percentage of Cost of revenue	Accounts payable, trade

Vendor A	$66,682	100%	$-
Total	$66,682	100%	$-

	For the period ended September 30, 2024 (Audited)
	Cost of revenue	Percentage of Cost of revenue	Accounts payable, trade

Vendor A	$32,972	100%	$-
Total	$32,972	100%	$-

Vendor A is an entity owned by our Chairman, Chief Executive Officer and Director of the Company.

12. SEGMENT REPORTING

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

The Company does not have intra-entity sales.

	For the period ended and As of September 30, 2025 (Unaudited)
By Business Unit	Retail Trading Business		Total
Revenues		$115,980	$115,980
Less:
Cost of revenues		(66,682)	(66,682)
Segment gross profit		$49,298	$49,298
Less:
Audit fees		(12,000)	(12,000)
Building management fee		(4,627)	(4,627)
IT fees		(6,409)	(6,409)
Rental fees		(16,382)	(16,382)
Consultancy fees		(56,297)	(56,297)
Professional fees		(26,850)	(26,850)
Other segment items		(5,732)	(5,732)

Segment loss		(78,999)	(78,999)
Other income		-	-
Loss before income tax		(78,999)	(78,999)
Income tax provision		-	-
Segment net loss		$(78,999)	$(78,999)

Reconciliation of profit or loss
Adjustments and reconciling items			-
Consolidated net income	$		(78,999)

Total consolidated assets		$723,008	$723,008
Capital expenditure		$-	$-

	For the period ended and As of September 30, 2024 (Audited)
By Business Unit	Retail Trading Business	Total
Revenues	$59,363	$59,363

Cost of revenues	(32,972)	(32,972)

Gross profit	$26,391	$26,391

Selling, general and administrative expenses and other income	(24,462)	(24,462)

Income from operations	1,929	1,929

Total assets	$46,379	$46,379
Capital expenditure	$-	$-

•	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
•	Other segment items include bank charges, statutory fee, filing fee, printing and stationery.

	For the period ended and As of September 30, 2025 (Unaudited)
By Country	Hong Kong	Non-Hong Kong	Total
Revenues	$115,980	$-	$115,980
Less:
Cost of revenues	$(66,682)	$-	$(66,682)
Segment gross profit	$49,298	-	49,298
Less:
Audit fees	-	(12,000)	(12,000)
Building management fee	(4,627)		(4,627)
IT fees	(6,409)	-	(6,409)
Rental fees	(16,382)	-	(16,382)
Consultancy fees	(56,297)	-	(56,297)
Professional fees	-	(26,850)	(26,850)
Other segment items	(3,426)	(2,306)	(5,732)

Segment income (loss)	(87,141)	(41,156)	(128,297)
Other income	-	-	-
Income (Loss) before income tax	(37,843)	(41,156)	(78,999)
Income tax provision	-	-	-
Segment net income (loss)	(37,843)	(41,156)	(78,999)

Reconciliation of segment gross profit
Total segment gross profit			49,298
Segment operating expenses			(128,297)
Other income			-
Income tax provision			-
Consolidated net income			(78,999)

Total consolidated assets	$428,436	$294,572	$723,008
Capital expenditure	$-	$-	$-

•	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
•	Other segment items include bank charges, statutory fee, filing fee, printing and stationery.

	For the period ended and As of September 30, 2024 (Audited)
By Country	Hong Kong	Non-Hong Kong	Total
Revenues	$59,363	$-	$59,363

Cost of revenues	(32,972)	-	(32,972)

Gross profit	$26,391	$-	$26,391

Selling, general and administrative expenses and other income	(5,128)	(19,334)	(24,462)

Income from operations	21,263	(19,334)	1,929

Total assets	$27,418	$18,961	$46,379
Capital expenditure	$-	$-	$-

13. SUBSEQUENT EVENTS

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

For the period ended September 30, 2025, the Company issued an aggregated of 236,000 shares of its common stock at $1.5 per share for aggregate gross proceeds of $354,000.

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

Results of Operations for three and nine months ended September 30, 2025 and for the period ended September 30, 2024

Revenues

For the three and nine months ended September 30, 2025, the Company generated revenue in the amount of $39,604 and $115,980 respectively. The revenue generated was mainly from the retail sales of health supplements and topical creams.

From July 3, 2024 (Date of Inception) to September 30, 2024, the Company generated revenue in the amount of $59,363. The revenue generated was mainly from the retail sales of health supplements and topical creams

Cost of revenues

For the three and nine months ended September 30, 2025, the Company has cost of revenues in the amount of $23,534 and $66,682 respectively.

From July 3, 2024 (Date of Inception) to September 30, 2024, the Company has cost of revenues in the amount of $32,972.

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

General and Administrative Expenses

For the three and nine months ended September 30, 2025, the Company had general and administrative expenses in the amount of $63,915 and $128,297 respectively. These were primarily comprised of consultancy fees, professional fees, audit fees, IT fees, rental fees, building management fee, company incorporation fees, bank charges, filing fee, printing and stationery.

From July 3, 2024 (Date of Inception) to September 30, 2024, the Company had general and administrative expenses in the amount of $24,463. These were primarily comprised of, audit fees, rental fees, company incorporation fees, bank charges, and legal and professional fees.

Net Loss

Our net loss for the three and nine months ended September 30, 2025 were $47,845 and $78,999 respectively.

Our net income from July 3, 2024 (Date of Inception) to September 30, 2024 was $175.

Liquidity and Capital Resources

Cash used in Operating Activities

Net cash used in operating activities was $109,474 for the period ended September 30, 2025. The cash used in operating activities was attributable to the net loss, increase in deposits and prepayments and decrease in other payables and accrued liabilities, contra by advances from a related party and decrease in inventories.

Net cash used in operating activities was $9,462 from July 3, 2024 (Date of Inception) to September 30, 2024. The cash used in operating activities was attributable to the increase in inventories and other receivables, contra by increase in net income, increase in deferred revenue, and increase in other payables and accrued liabilities.

Cash Provided by Financing Activities

Net cash provided by financing activities was $368,443 for the period ended September 30, 2025, which was primarily due to issuance of shares, advances from a director and advances from a related party.

Net cash provided by financing activities was $28,423 from July 3, 2024 (Date of Inception) to September 30, 2024, which was primarily due to proceed from sale of common stock, advances from related parties and advances from director.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Contractual Obligations

As of September 30, 2025, we have two operating lease agreements for two office spaces in Hong Kong with a non-cancellable term of two years from July 1, 2025, to June 30, 2027, and a non-cancellable term of three years from September 16, 2025 to September 15, 2028, respectively. The future minimum rental payments under these leases in the aggregate are approximately $245,145 and are due as follows: 2025: $23,072; 2026: $92,290; 2027: $80,754; and 2028: $49,029, respectively.

Critical Accounting Estimates

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

Allowance for inventories obsolescence

Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. The Company did not recognize any inventory write-downs for the period ended September 30, 2025.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of September 30, 2025, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the period ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SCIENTIST HOME FUTURE HEALTH LIMITED

Dated: November 12, 2025	By:	/s/ Chan Siu Hung
Chan Siu Hung
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director (Principal Executive Officer and Principal Financial Officer)

