Form 10-K
period 2025-12-31
Scientist Home Future Health Ltd
filed 2026-03-27
CIK 2032609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-283430

Scientist Home Future Health Limited
(Exact name of registrant issuer as specified in its charter)

Nevada	2844	30-1416636
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Room B3, Block B, 3/F, Mow Hing Industrial Building,

205 Wai Yip Street, Kwun Tong, Kowloon, Hong Kong

(Address of principal executive offices, including zip code)

Issuer’s telephone number: +852 5702 3076

Company email: scientisthomefh@gmail.com

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 31, 2025
Common Stock, $0.0001 par value	23,716,000

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

SCIENTIST HOME FUTURE HEALTH LIMITED

FORM 10-K

For the Fiscal Year Ended December 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantee of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	The availability and adequacy of our cash flow to meet our requirements;

•	Economic, competitive, demographic, business and other conditions in our local and regional markets;

•	Changes or developments in laws, regulations or taxes in our industry;

•	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	Competition in our industry;

•	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•	Changes in our business strategy, capital improvements or development plans;

•	The availability of additional capital to support capital improvements and development; and

•	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

•	The “Company,” “we,” “us,” “our,” or “Scientist Home Future Health Limited” are references to Scientist Home Future Health Limited, a Nevada corporation;

•	“Scientist Home Holding” refers to Scientist Home Future Health Holding Limited, which was incorporated in the Republic of Marshall Islands;

•	“Scientist Home HK” refers to Scientist Home Future Health Limited, which was incorporated in Hong Kong;

•	“Common Stock” refers to the common stock, par value $0.0001, of the Company;

•	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

•	“Securities Act” refers to the Securities Act of 1933, as amended; and

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Description of Business

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

The proceeds from the sale of all the shares mentioned above went to the Company to be used as working capital.

The aforementioned sales of shares were conducted pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”). The sales of shares were made only to non-U.S. persons/entities (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

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

Scientist Home Holding has one wholly owned subsidiary, “Scientist Home HK,” which was incorporated in Hong Kong on July 8, 2024, is selling health supplements and topical creams through retail, and provision of physical check-up services. A diagram of our corporate structure is below.

For the year ended December 31, 2025, the Company issued an aggregated of 236,000 shares of its common stock at $1.5 per share for aggregate gross proceeds of $354,000.

The Company has elected December 31 as its fiscal year end.

Business Information

Current Business Operations

Scientist Home Future Health Limited is a Nevada corporation and is not a Chinese operating company.

Scientist Home Future Health Limited operates through its wholly owned subsidiary in Hong Kong, Scientist Home HK, which specializing in the retail trading of health supplements and topical creams, and provision of physical check-up services. Our mission is to develop sustainable rehabilitation solutions, particularly for degenerative diseases, ensuring that our products not only address current symptoms but also support future, long-term health and recovery.

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

Below is a description of the products we offer for sale. It must be noted that there is no scientific evidence to support that the below products address health concerns, and all statements pertaining to each of our available products below are in the opinion/belief of the company.   We initially offer six primary products, comprised of health supplements and topical creams developed to address specific health concerns:

1.	Scientist Home Vein Cream

It is a body cream for external use only, formulated to alleviate discomfort associated with hemorrhoids and varicose veins. The formulation targets symptoms such as swelling, inflammation and itching. It contains various ingredients (Ethylenediaminetetraacetic acid, sodium salt, lipidated fatty acid, chlorogenic acid) to maintain the health of veins and support recovery, with chlorogenic acid specifically aiding in wound healing.1

2.	Scientist Home Calcification Cream

It is a body cream for external use only, which maintains bone, joint and muscle health. The natural ingredients, such as Olive Pomace Oil and Peppermint Oil, are included for their anti-inflammatory and soothing properties. 2,3 Phytic Acid and Vitamin E provide antioxidant support to help reduce stiffness and alleviate discomfort by supporting cellular health and promoting proper joint function. Vitamin E has been studied for its role in preventing and treating arthritis.4 This cream also helps to improve circulation, potentially aiding in recovery from minor sprains, muscle strain, and soreness after exercise.

3.	Scientist Home Spermaceti Cream

This relieving topical cream is only for external use, to target joint and muscle discomfort, maintain joint mobility function from ageing and relieve body inflammation. Main ingredients are fatty acid, olive pomace oil, peppermint oil, olive pomace oil, cetanol, sorbic acid, carbomer, vitamin E, lecithin, potassium hydroxide. Ingredients like Olive Pomace Oil and Peppermint Oil contribute to reduce inflammation and promote a soothing effect on the affected areas, thereby supporting optimal joint health and pain relief. 2,3

4.	Scientist Home Bone Gelatine Hydrolysate

A nutritional supplement for intake, formulated with highest quality bovine gelatine hydrolysate, vitamins (Vitamins A, D3, E, B1, B3, Folic Acid, Biotin, B6, D-Calcium Pantothenate, B12, C), and minerals (calcium, magnesium, zinc). This product helps to maintain and enhance bone and joint health. Gelatine hydrolysate which is rich in collagen peptides have been shown to support healthy bone density, enhance joint flexibility, alleviating joint pain, mitigating joint degeneration, and stimulating the activation of cartilage cells, thereby promoting overall joint and connective tissue health.5,6,7 This product is a nutritional supplement and cannot replace medication.

5.	Scientist Home Mixed Gelatine Hydrolysate

This supplement is for intake and promotes bone and joint health by enhancing bone strength and density. Its major ingredients include mixed gelatine hydrolysate, mineral complex (Magnesium, Calcium, Zinc), vitamin complex (A, D3, E, C, niacin, pantothenic acid, thiamine, pyridoxine, folic acid, D-Biotin, B12), cetylated fatty acids, rosehips, taurine, luo han fruit. Mixed gelatine is extracted from chicken cartilage, fish scale and eggshell membrane, which provide a rich source of collagen peptides essential for maintaining joint lubrication and flexibility. Cetylated Fatty Acids and rosehip extract help reduce swelling, inflammation and promote joint comfort, while the vitamins and minerals supports bone strength, tissue repair and overall joint health.8.9

6.	Scientist Home High Concentration Proteinase

This supplement acts as an intake nutritional supplement and might help digesting unnecessary or harmful substances, and removing them from the body systems. Its major ingredients are ananases extract, plant protease concentrate, bromelains, proteinase, tamase, recepin, catarase, summetrin, nematolyt extract, vegetable pepsin. These ingredients help human body to maintain normal metabolism and enhance both physical and mental health and helps the body build resistance to diseases. Enriched with proteolytic enzymes, it not only enhances digestion but also helps to reduce inflammation and support immune regulation.10,11

References:

1.	https://pubmed.ncbi.nlm.nih.gov/28885580
2.	https://pmc.ncbi.nlm.nih.gov/articles/PMC4057827
3.	https://www.health.com/mint-benefits-8661009
4.	https://pmc.ncbi.nlm.nih.gov/articles/PMC6113565
5.	https://www.arthritis.org/health-wellness/treatment/complementary-therapies/supplements-and-vitamins/can-collagen-supplements-help-arthritis
6.	https://pmc.ncbi.nlm.nih.gov/articles/PMC10058045
7.	https://www.gelita.com/en/products/collagen-peptides/fortigel
8.	https://www.webmd.com/vitamins/ai/ingredientmono-400/cetylated-fatty-acids-cfas
9.	https://versusarthritis.org/about-arthritis/complementary-and-alternative-treatments/types-of-complementary-treatments/rosehip
10.	https://www.researchgate.net/publication/317579846_Proteolytic_Enzymes_Delivery_Systems_A_Review
11.	https://draxe.com/nutrition/proteolytic-enzymes

Business Model and Operations

We source our products from a related party, specifically Scientist Home Limited in which our Chief Executive Officer Mr. Chan Siu Hung is the sole shareholder and director, and we operate as the non-exclusive distributor for our proprietary products. Scientist Home Limited is the sole supplier of our proprietary products and we have been appointed as a non-exclusive distributor since July 16, 2024 through entering into a mutual agreement. The agreement lasts for two year, and with an automated renewal clause for one year, i.e. July 16, 2027.

Pursuant to the non-exclusive distributor agreement, the Company shall use its best efforts and shall devote such time as may be commercially reasonably necessary, to conduct an aggressive marketing and selling program and to promote the sale of Products. The Company shall not, during the term of the agreement, directly or indirectly market, sell, distribute, solicit orders within the Territory for any products which are competitive with Products unless supplier consents thereto in writing in advance, based upon Company’s full disclosure of the material facts in seeking such consent. The Company is allowed to use the trademarks and trade names of supplier under certain conditions. The minimum purchases commitment per product is 50 items per order.

The agreement may be terminated by either party for any reason or no reason, whether or not extended beyond the initial term, by giving the other party written notice ninety (90) days in advance. If either party defaults in the performance of any material provision of this agreement, then the non-defaulting party may give written notice to the defaulting party that if the default is not cured within thirty (30) days the Agreement will be terminated. If the non-defaulting party gives such notice and the default is not cured during the thirty (30) day period, then the agreement shall automatically terminate at the end of that period. Notwithstanding the foregoing, if the breaches of confidential information section of the agreement, then the supplier shall be entitled to terminate this Agreement effective immediately upon delivery of written notice to our Company.

Our primary revenue stream comes from retail sales and provision of physical check-up services, which are primarily conducted through word-of-mouth referrals and direct transactions at our office location. Payments are accepted via cash and bank deposits, offering flexibility and convenience to our customers. Currently we do not have any online platform for customer to place orders. In the future, we intend to facilitate sales through a secure online platform with payment gateway, in addition to direct transactions at our office location.

Our sales strategy is multifaceted, including live streaming sessions conducted by our Chief Executive Officer that enhance customer engagement by providing health education, product updates, and demonstrations. These sessions incorporate real case studies, discussing diagnoses and showcasing the transformative results achieved with our products. It should be noted, however, that these studies and diagnoses were not conducted or reviewed by licensed medical professionals. Those real case studies are product review by customers to express their own ideas on our products. Customers often build trust and confidence through these sessions, leading to subsequent purchases and further sales growth through word-of-mouth referrals.

Scientist Home Future Health Limited operates through its wholly owned subsidiary in Hong Kong, Scientist Home HK, which serves a diverse and growing customer base in Hong Kong, including individuals seeking preventive health care and relief from chronic conditions, elderly populations managing age-related conditions such as arthritis, joint stiffness, and cardiovascular concerns, as well as professionals and athletes experiencing muscle strain, soreness, or minor injuries.

Our operations are supported by cross-border e-commerce logistics, enabling the timely delivery of products to both local and international customers. Our cost structure covers the procurement of trading goods, daily operational expenses, and advertising efforts, all strategically managed to support our business growth and market presence.

Competition

Our company operates in a highly competitive health and wellness industry, where product efficacy and customer satisfaction are critical. The primary focus of our competition includes products offering similar health benefits. While many competitors may offer lower-priced alternatives, we believe that our products are created with superior quality ingredients and have greater product effectiveness than our competition.

In the health and wellness sector, we face intense competition from various providers of traditional medicine products, including retail health supplement suppliers, pharmacies, and major companies such as GlaxoSmithKline (with Voltaren), Favorex (with Voltex Kool), and DKSH Hong Kong (with Anusol). These competitors often benefit from significant brand recognition, established customer bases, and extensive financial resources, making the market highly competitive.

We believe that the principal competitive factors in our market include the quality and efficacy of health products, the strength of customer relationships, and the ability to anticipate and meet the evolving needs of our clients. We believe that our competitive strengths, including a diverse range of premium products, convenient one-stop solutions, and exceptional customer service, provide us with a distinct advantage. By leveraging these strengths, we are confident in our ability to not only secure a larger market share but also expand our presence into new geographic markets.

We plan to establish physical health centres in Hong Kong and Singapore, expanding our reach and providing an enhanced customer experience. To establish the physical health centre in Hong Kong, the Company has entered a new lease for a lease term of 36 months or less, commence from September 16, 2025. The monthly rental cost for this office space is approximately US$5,773 (HK$45,000). The lease will end on September 15, 2028. The lease has a renewal option for the period from September 16, 2028 to September 15, 2031.

The Hong Kong centre was opened in November 2025, with the Singapore location expected within the subsequent six months when the Company has sufficient funds. These centres will serve as hubs for a comprehensive range of services:

Offline Services: Customers will have the opportunity to purchase products directly and experience free trials at our physical locations.

Online Services: Our online platform will connect to nutrition specialist for consultations, providing continuous support and accessible services for our customers anytime, anywhere.

We have employed nutrition specialists to explain the features of our products and provide consultation services to our customers.

In addition, to expand our business, we have put efforts on market research and marketing. We are broadening our product line and have added over 30 health supplement products, sourced from the existing supplier.

Employees

Currently our team has 7 employees. As our business grows and expands, we intend to increase our workforce by hiring additional full-time management and administrative support personnel to meet increasing operational demands. At this time, Mr. Chan spends approximately 20 hours per week on Scientist Home Future Health Limited.

Government Regulations

We are required to comply the following United States regulations in order to perform sale business of our proprietary products in the United States:

1.

CFR - Code of Federal Regulations Title 21, 700.13 (d)(2): The FDA considers any cosmetic containing mercury to be adulterated under section 601(a) of the Act unless it meets one of the following conditions:

(i)

The cosmetic contains no more than a trace amount of mercury and such trace amount is unavoidable under conditions of good manufacturing practice and is less than 1 part per million (0.0001 percent), calculated as the metal; or

(ii)

The cosmetic is intended for use only in the eye area, contains no more than 65 parts per million (0.0065 percent) of mercury, calculated as the metal, as a preservative, and there is no effective and safe nonmercurial substitute preservative available for use in such cosmetic.

Under 21 CFR 700.13, the use of mercury compounds in cosmetics, including skin-bleaching products, is restricted due to their documented toxicity and potential for adverse health effects, such as skin irritation and mercury accumulation in the body. Mercury is generally prohibited in cosmetics, except in eye-area products where it effectively prevents harmful contamination that could lead to serious eye injuries.

All of our topical creams do not contain mercury compounds.

2.

Federal Food, Drug, and Cosmetic Act (FD&C Act): Amended in 1994 by Dietary Supplement Health and Education Act (DSHEA), the FD&C Act defines “dietary supplement” and set out FDA’s authority regarding such products. Under existing law:

	•	The FDA does not have the authority to approve dietary supplements for safety, effectiveness, or labeling before the supplement are sold to the public.
	•	Dietary supplement companies are responsible for ensuring their products meet safety standards for dietary supplements and are not otherwise in violation of the law.
•

Dietary supplement labels are required to have nutrition information in the form of a Supplement Facts label that includes the serving size, the number of servings per container, a listing of all dietary ingredients in the product, the amount per serving of those ingredients, and a statement on the front of the product identifying it as a “dietary supplement” or similar descriptive term (e.g., “herbal supplement” or “calcium supplement”).

We are required to comply the following Hong Kong regulations in order to perform sale business of our proprietary products:

1.

Hong Kong Food Adulteration (Metallic Contamination) Regulations Maximum permitted concentration of certain metals, required by Hong Kong Government Department, to ensure that concentrations of certain metals (Antimony, Arsenic, Cadmium, Chromium, Lead, Mercury and Tin) are within the maximum permitted limits;

2.

Microbiological Guidelines for Food, required by Hong Kong Government, to ensure the level of Escherichia coli and Staphylococcus aureus limit within the satisfactory level (<20 Colony Forming Unit per gram);

3.

the Food and Drugs (Composition and Labelling) (Amendment: Requirements for Nutrition Labelling and Nutrition Claim) Regulation 2008 nutrition label, required by Hong Kong Government Department, to state the nutrition information by classifying Energy, Protein, Total Fat (Saturated Fat and Trans Fat), Total Carbohydrates (Dietary fibre and Sugars) and Sodium per intake serving. There are nutrition labels of our products in Business information on Page 4.

Although the company is not directly subject to specific government regulations related to its business activities, it must adhere to certain regulations in Hong Kong, where its primary operations are conducted. In particular, the company is required to comply with Hong Kong's Personal Data (Privacy) Ordinance, ensuring privacy laws are followed and obtaining explicit consent for the collection and processing of personal data. Failure to comply could result in penalties from regulatory authorities.

Hong Kong's data security law primarily revolves around the Personal Data (Privacy) Ordinance (PDPO), which governs the collection, use, and handling of personal data in the region, serves as the foundational legislation for data protection in Hong Kong. It outlines principles and requirements for the lawful collection, processing, and use of personal data. These principles include obtaining consent, ensuring data accuracy, limiting data use to the purpose for which it was collected, and implementing security measures to protect personal data from unauthorized access, disclosure, alteration, or destruction. The PDPO sets out six data protection principles that organizations must adhere to when handling personal data. These principles include the purpose and manner of collection, accuracy and duration of retention, use of data, security measures, openness about policies and practices, and individuals' rights to access and correct their personal data. Organizations are required to implement appropriate technical and organizational measures to safeguard personal data against unauthorized or unlawful access, processing, or disclosure. These measures may include encryption, access controls, regular security assessments, staff training, and data breach response plans. The PDPO restricts the transfer of personal data outside of Hong Kong unless certain conditions are met, such as obtaining consent from the data subject or ensuring that the receiving jurisdiction offers an adequate level of data protection. The Office of the Privacy Commissioner for Personal Data (PCPD) oversees compliance with the PDPO and investigates complaints related to personal data privacy breaches. Non-compliance with the PDPO can result in penalties, fines, and even imprisonment for serious violations.

Furthermore, attention must be given to intellectual property rights, including proactive steps to prevent trademark infringements. Adhering to copyright laws, particularly in digital marketing, is also crucial. To safeguard the company’s brand and creative assets, conducting thorough trademark searches, registering trademarks in a timely manner, and monitoring for unauthorized use are essential measures.

In developing digital marketing materials, strict compliance with copyright laws is imperative. Obtaining the necessary permissions for third-party content and ensuring adequate protection for the company's own content are key considerations.

As a company operating primarily in Hong Kong, we bear several critical obligations in regards to ensuring compliance with intellectual property (IP) laws, cybersecurity regulations, and privacy legislation, including:

•	Copyright law necessitates a vigilant approach to respecting and safeguarding creative works, requiring the company to obtain proper permissions for use and adhere to copyright durations.

•	Patent law, the obligation lies in securing patents for inventions and respecting the rights of patent holders.

•	Trademark law, the company must actively register and protect its distinctive brands, conduct thorough searches, and diligently enforce trademark rights.

•	International treaties, such as the Paris Convention and Berne Convention, necessitate alignment with global IP standards.

•

Engaging with the Intellectual Property Office becomes imperative, involving seeking guidance, filing applications, and staying informed about IP policies and procedures. In the domain of cybersecurity, the company is obligated to safeguard personal and corporate data, implementing robust security measures and adhering to data breach notification requirements.

•	Customs Recordation places a duty on the company to register trademarks and copyrights with Customs, actively preventing the influx or outflow of counterfeit goods.

•	Privacy laws mandate the protection of individuals' personal information, demanding compliance with consent-based data processing, data security standards, and respect for privacy rights.

Non-compliance not only risks legal consequences but could cause a material change in our operations and/or the value of the securities we are registering for sale or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Scientist Home Future Health Limited is a Nevada corporation and is not a Chinese operating company. The Company operates through its wholly owned subsidiary in Hong Kong, Scientist Home HK, and currently sells its products in Hong Kong. In the future, it plans to expand into neighboring markets across Asia. The Company is subject to following Hong Kong laws and regulations:

•	General contract laws govern commercial transactions, emphasizing the importance of well-drafted contracts to avoid disputes and legal consequences.

•

The Personal Data (Privacy) Ordinance (PDPO), is a fundamental regulation governing the collection, use, and handling of personal data. Non-compliance with PDPO can lead to fines and legal actions, with potential repercussions on the company's reputation and customer trust.

•

Cybersecurity and data security regulations, guided by local guidelines and international standards, aim to safeguard against breaches that may result in data loss, financial losses, and regulatory penalties.

•

Intellectual property protection, governed by trademark, copyright, and patent laws, is essential to prevent infringement issues and legal disputes that could compromise the company's business exclusivity.

•	Consumer protection laws, such as the Trade Descriptions Ordinance, are crucial for safeguarding consumer rights, and violations can result in legal actions and damage to the company's reputation.

•	The Competition Ordinance prohibits anti-competitive conduct, and adherence is critical to avoid fines, legal actions, and damage to market reputation.

•	Tax laws, outlined in the Inland Revenue Ordinance, govern corporate taxation, and non-compliance may lead to penalties, audits, and legal consequences.

•	Employment laws, including the Employment Ordinance, establish regulations for employment relationships, and failure to comply may result in legal actions, fines, and damage to employer reputation.

Each of the above regulations play a crucial role in shaping the legal framework for retailing operations in Hong Kong, and adherence is paramount to ensuring sustainable and compliant business practices in the region. The enforceability of civil liabilities in Hong Kong is a cornerstone of the region's legal system, rooted in the principles of the common law. Hong Kong's legal framework provides a robust and transparent environment for addressing civil disputes, ensuring that contractual agreements and legal obligations are upheld. The common law system, inherited from the British legal tradition, operates on established legal precedents and principles, contributing to clarity and consistency in legal interpretations. Parties involved in civil disputes in Hong Kong have access to an independent and impartial judiciary, and the court system is structured to handle a diverse range of civil cases. Once a judgment is obtained from a Hong Kong court, various enforcement measures, such as asset seizure and wage garnishment, can be employed. Hong Kong also has reciprocal enforcement agreements with numerous jurisdictions, facilitating the recognition and enforcement of foreign judgments. Arbitration, as an alternative dispute resolution method, is widely utilized, and arbitral awards enjoy enforceability similar to court judgments. While the legal framework in Hong Kong is well-established, businesses should be mindful of associated costs and timelines in legal proceedings. Clear contractual terms, legal advice, and consideration of alternative dispute resolution mechanisms contribute to effective dispute resolution.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1C. CYBERSECURITY

As of December 31, 2025, the Company has not identified any cybersecurity threats, including previous incidents, that have materially impacted our business strategy, results of operations, or financial condition. This assertion signifies our diligent efforts in managing and mitigating cybersecurity risks, contributing to the stability and continuity of our operations.

ITEM 2. DESCRIPTION OF PROPERTY

We currently lease two physical offices in Hong Kong.

Our office is located at Room B3, Block B, 3/F, Mow Hing Industrial Building, 205 Wai Yip Street, Kwun Tong, Kowloon, Hong Kong. The Company has entered a new lease for a lease term of 24 months or less, commence from July 1, 2025. The monthly rental cost for this office space is approximately $1,924 (HK$15,000). The lease will end on June 30, 2027. The lease does not have any renewal option.

Another office is located at Unit No. 11, 2/F, Wing On Plaza, No. 62 Mody Road, Kowloon, Hong Kong. The Company has entered a new lease for a lease term of 36 months or less, commence from September 16, 2025. The monthly rental cost for this office space is approximately $5,773 (HK$45,000). The lease will end on September 15, 2028. The lease has a renewal option for the period from September 16, 2028 to September 15, 2031, with 4% annual increment on monthly rental cost per year.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. There are currently no pending legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. RESERVED

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Shares of the Company’s sole class of common equity is currently quoted under OTCID under symbol “SHFH” since January 16, 2026. We believe that there is no established public trading market for our shares and we cannot assure you that there will be any liquidity for shares of our common stock in the future and such quotation reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of December 31, 2025, we have 30 shareholders on record of our common stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is Transfer Online, Inc, with an address at 512 SE Salmon St., Portland, OR 97214, United States and telephone number is +1 (503) 227-2950.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

Dividends

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Recent Sales of Unregistered Securities

No securities have been sold by the Company during the period covered by this Form 10-K.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2025.

Other Stockholder Matters

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for fiscal year ended December 31, 2025 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. Some of the information contained in this management’s discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward looking statements that involve risks, uncertainties and assumptions. As a result of many factors, including those factors set forth in the “Risk Factors” section in Form S-1/A registration statement, filed on April 16, 2025, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in this Annual Report.

Overview

Scientist Home Future Health Limited is a Nevada corporation and is not a Chinese operating company. Scientist Home Future Health Limited operates through its wholly owned subsidiary in Hong Kong, Scientist Home HK, which specializing in the retail trading of health supplements and topical creams, and provision of physical check-up services. Currently, Scientist Home HK sells its products in Hong Kong and plans to expand into neighboring markets across Asia. The Company aims to address current health challenges while supporting long-term wellness for a diverse customer base.

Results of operations for the year ended December 31, 2025 and the period ended December 31, 2024

Revenues

For the year ended December 31, 2025, the Company has generated a revenue of $204,055. The revenue generated was mainly from the retail sales of health supplements and topical creams, amount of $197,447 and provision of physical check-up services, amount of $6,608.

For the period ended December 31, 2024, the Company has generated a revenue of $120,775. The revenue generated was mainly from the retail sales of health supplements and topical creams.

Cost of revenues

For the year ended December 31, 2025, the Company has cost of revenues in the amount of $122,168. Cost of retail trading revenue was $121,075, while cost of service revenue was $1,093.

For the period ended December 31, 2024, the Company has cost of revenues in the amount of $67,865.

The cost of retail trading revenue was mainly from the products cost and delivery cost. Currently, our product costs are 50% off of the recommended retail price. Pursuant to the non-exclusive distributor agreement with Scientist Home Limited, Scientist Home Limited shall have the right to revise products price at any time. Price changes shall apply to all purchase orders received after the effective date with the notice, except that any price increase shall be effective immediately upon notice to distributor and apply to those accepted but undelivered orders.

The cost of service revenue was mainly from the medical supplies cost.

General and Administrative Expenses

For the year ended December 31, 2025, the Company incurred general and administrative expenses of $313,612. These were primarily comprised of rental fees, consultancy fees, staff salary, professional fees, audit fees, advertising and other fees.

For the period ended December 31, 2024, the Company incurred general and administrative expenses of $66,065. These were primarily comprised of audit fees, IT fees, rental fees, company incorporation fees, bank charges, and legal and professional fees.

Net Loss

For the year ended December 31, 2025, the Company incurred a net loss of $231,725.

For the period ended December 31, 2024, the Company incurred a net loss of $14,980.

Liquidity and Capital Resources

The Company’s cash and cash equivalents has increased from $18,621 as of December 31, 2024 to $68,888 as of December 31, 2025, due to proceed from sale of common stock. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2025, the Company incurred a net loss of $231,725 and net current liabilities of $22,212. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2025 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its major shareholders. Management believes the existing shareholders or external financing will provide additional cash to meet the Company’s obligations as they become due. Despite the amount of funds that the Company has raised in the past, no assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its shareholders, in the case of equity financing.

Cash Used in Operating Activities

Net cash used in operating activities was $248,278 for the year ended December 31, 2025. The cash used in operating activities was attributable to the net loss, increase in inventories, and increase in deposits and prepayments, contra by increase in other payables and accrued liabilities, and amount due to a related party.

Net cash used in operating activities was $781 from July 3, 2024 (Date of Inception) to December 31, 2024. The cash used in operating activities was attributable to the net loss and increase in inventories, contra by increase in other payables and accrued liabilities, and income tax payable.

Cash Used in Investing Activity

For the year ended December 31, 2025, the Company has invested $74,774 in investing activity, for the purchase of property, plant and equipment.

For the period ended December 31, 2024, the Company did not generate nor used any cash in investing activity.

Cash Provided by Financing Activities

For the year ended December 31, 2025, the Company issued an aggregated of 236,000 shares of its common stock at $1.5 per share for aggregate gross proceeds of $354,000.

Net cash provided by financing activities was $376,140 for the year ended December 31, 2025, which was primarily due to proceed from sale of common stock, advances from related party and advances from director.

On September 9, 2024, the Company sold 3,480,000 Common Stock to 3 private investors at the purchase price of $0.002 per share, or the total purchase price of $6,960.

On August 14, 2024, Mr. Chan Siu Hung purchased additional 19,900,000 Common Stock for the total purchase price of $1,990.

On July 3, 2024, the Company issued 100,000 Common Stock, at par value, $0.0001 per share, to our Chief Executive Officer and Director, Mr. Chan Siu Hung at the amount of $10.

Net cash provided by financing activities was $19,402 from July 3, 2024 (Date of Inception) to December 31, 2024, which was primarily due to proceed from sale of common stock, advances from related party and advances from director.

Off-Balance Sheet Arrangement

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of December 31, 2025.

Contractual Obligation

As of December 31, 2025, we have two operating lease agreements for two office spaces in Hong Kong with a non-cancellable term of two years from July 1, 2025, to June 30, 2027, and a non-cancellable term of three years from September 16, 2025 to September 15, 2028, respectively. The future minimum rental payments under these leases in the aggregate are approximately $219,357 and are due as follows: 2026: $92,361; 2027: $80,816; and 2028: $46,180, respectively.

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

Allowance for inventories obsolescence

Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. The Company did not recognize any inventory write-downs for the year ended December 31, 2025.

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

Revenue recognition

The Company derives its revenues through sale of goods, primarily health supplements and topical creams, and provision of physical check-up services. Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods and services. The Company applies the following five-step model in order to determine this amount:

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

Provision of physical check-up services

- Performance obligations satisfied at a point in time

The Company records revenue at a point in time from the provision of services upon delivery of the services at the Company’s office, and upon its acceptance, and it is probable that the Company will collect the considerations to which it would be entitled to in exchange for the services rendered. The Company has determined that its performance obligation is to perform the agreed-upon specimen collection and testing procedures, and generate the related objective test results. The customer simultaneously receives and consumes the benefits of these services as they are performed. Accordingly, the performance obligation is satisfied at a point in time upon completion of the sampling and testing procedures that produce the objective results. The subsequent compilation or transmission of the test results to the customer is considered an administrative activity and does not represent a separate performance obligation. The revenue is recorded net of discounts.

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

Recently accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard-setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed, the Company does not believe that the adoption of any recently issued standards has had or may have a material impact on its consolidated financial statements or disclosures.

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

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”). ASU 2025-07 adds a new scope exception in ASC Topic 815, Derivatives and Hedging, for certain contracts that are not traded on an exchange and have an underlying that is based on operations or activities specific to one of the parties to the contract. Additionally, the ASU clarifies that when an entity has a right to receive a share-based payment from its customer in exchange for the transfer of goods or services, the share-based payment should be accounted for as noncash consideration within the scope of Topic 606. The ASU is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Companies have the option to apply this guidance either on a retrospective or prospective basis, and early adoption is permitted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located following the signature page of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2025, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

•	The Company does not have sufficient segregation of duties within accounting functions due to only having one officer and limited resources.

•	The Company does not have an independent board of directors or an audit committee.

•	The Company does not have written documentation of our internal control policies and procedures.

We plan to rectify these weaknesses by implementing an independent board of directors, establishing written policies and procedures for our internal control of financial reporting, and hiring additional accounting personnel at such time as we complete a reverse merger or similar business acquisition.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

During the year ended December 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the present directors and executive officers of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Name	Age	Positions and Offices
Chan Siu Hung	56	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, Director

Chan Siu Hung - President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, Director

Mr. Chan graduated from Buddhist Chi Hong College in Hong Kong in 1988.

In 2008, Mr. Chan founded Scientist Home Limited, a Hong Kong company, and continues to serve as Chief Executive Officer. The company specializes in investment holding, retailing, and distribution of health foods and related products. Since its inception, Mr. Chan has been pivotal in driving the company’s growth by focusing on daily operations, sales and marketing, strategic business planning, and product development. He plays a key role in training and developing the sales team to ensure alignment with the company’s goals and values, and also oversees the preparation of financial statements in accordance with local accounting standard – HKFRS.

In 2024, Mr. Chan founded Scientist Home Future Health Limited, where he currently serves as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director. His extensive experience in leading operations, strategic planning, and team leadership has, in the belief of the Company, qualified him to guide Scientist Home Future Health Limited as it pursues new opportunities in the health industry. Mr. Chan currently spends approximately 20 hours per week on Scientist Home Future Health Limited and 20 hours per week on Scientist Home Limited.

Corporate Governance

The Company is committed to promoting accountability in maintaining honest and ethical conduct, ensuring full, fair, accurate, timely, and understandable disclosure in reports and documents filed with the SEC, and striving to comply with all applicable laws, rules, and regulations. While the Company has not formally adopted a written code of business conduct and ethics for its employees, officers, or directors, as it is not required to do so, it remains dedicated to these principles.

In the absence of an Audit Committee, the Company’s sole director, Mr. Chan Siu Hung, is responsible for overseeing the selection of external auditors, reviewing the scope and effectiveness of the annual audit of the Company’s financial statements, and evaluating other services provided by the independent public accountants.

Currently, the Board of Directors consists of only one member, Mr. Chan Siu Hung, who is also responsible for reviewing the Company’s internal accounting controls, practices, and policies.

Committees of the Board

Currently, our Company does not have separate nominating, compensation, or audit committees, nor do we have written charters for such committees. Our sole director, Mr. Chan Siu Hung, believes that these committees are unnecessary at this time, as he is capable of performing the functions typically carried out by such committees.

Audit Committee Financial Expert

The Board of Directors, consisting solely of Mr. Chan Siu Hung, has determined that there is no member who qualifies as an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K. Additionally, there is no director who meets the definition of "independent" as outlined in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and in Rule 4200(a)(14) of the FINRA Rules.

We believe Mr. Chan is sufficiently capable of analyzing and evaluating our financial statements and understanding the internal controls and procedures for financial reporting.

Given the current stage of our development and financial condition, our sole director does not find it necessary to establish an audit committee. Furthermore, appointing an independent director who would qualify as an "audit committee financial expert" would be financially burdensome, and in our view, not justified at this time.

Involvement in Certain Legal Proceedings

Our Directors and our Officers have not been involved in any of the following events during the past ten years:

1.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
2.	Bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
3.

Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

4.

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or

5.

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

At this time, the Board of Directors, is comprised of only one individual, Mr. Chan Siu Hung.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Chief Executive Officer and Director, Chan Siu Hung, at the address appearing on the first page of this Form 10-K.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The below table includes compensation paid to our officers and directors through December 31, 2025. We were incorporated on July 3, 2024.

Summary Compensation Table

Summary Compensation Table
Name and principal position (a)	As of December 31, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Chan Siu Hung, Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary, and Director	2025	$-	-	-	-	-	-	-	$-
Chan Siu Hung, Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary, and Director	2024	$-	-	-	-	-	-	-	$-

Summary of Compensation

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consulting agreement with any officers or Directors.

Compensation Discussion and Analysis

Director Compensation

Currently, our Board of Directors does not receive any compensation for their services. However, the Board reserves the right to grant compensation in the form of cash or stock-based awards to directors in the future, with such decisions being at the sole discretion of the Board.

Executive Compensation Philosophy

Compensation for our executive officers is determined by the Board of Directors at its sole discretion. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may award incentive bonuses to our executive officers and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is directly influenced by the executives' actions and performance.

Long-term, Stock Based Compensation

To attract, retain, and motivate executives necessary for the Company’s long-term strategy, the Board may award long-term, stock-based compensation in the future. Currently, there are no immediate plans to offer such compensation, but the decision will remain at the sole discretion of the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2025, the Company has 23,716,000 shares of common stock issued and outstanding.

The address for the below beneficial owner(s) are the same as the Company unless otherwise noted.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Chan Siu Hung [1]	20,000,000	84.33%	84.33%
5% or greater Shareholders (of any class)
N/A	-	-	-
Total	20,000,000	84.33%	84.33%

1 Chan Siu Hung serves as Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary, and Director of the Company since July 3, 2024.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Office Space

The Company rented approximately 300 square feet of office space from Tri-Hero Holdings Limited, an entity owned by our Chief Executive Officer and Director, Mr. Chan Siu Hung. The monthly rental cost for this office space is approximately $1,283 (HK$10,000). The lease ended on June 30, 2025.

The Company currently rents approximately 400 square feet of office space from Tri-Hero Holdings Limited, an entity owned by our Chief Executive Officer and Director, Mr. Chan Siu Hung. The monthly rental cost for this office space is approximately $1,924 (HK$15,000). The lease ends on June 30, 2027.

Contributions

As of December 31, 2025, a director of the Company advanced $15,565 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose. Imputed interest is considered insignificant.

As of December 31, 2025, a related party of the Company advanced $78,260 to the Company as loan nature, which is unsecured, interest-free with no fixed payment term, for working capital purpose. Imputed interest is considered insignificant.

Sale of Shares

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

The proceeds from the sale of all the shares mentioned above went to the Company to be used as working capital.

The aforementioned sales of shares were conducted pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”). The sales of shares were made only to non-U.S. persons/entities (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Acquisition

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

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the year ended December 31, 2025 and period ended December 31, 2024.

	For the year ended December 31, 2025	Period ended December 31, 2024
Audit fees	$28,000	$30,000
Auditor related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$28,000	$30,000

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

The category of “Tax fees” includes fees for our annual tax assessment rendered in connection with annually tax filings.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of Scientist Home Future Health Limited and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

The following exhibits are filed herewith:

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer, principal financial officer*

32.1	Section 1350 Certification of principal executive officer, principal financial officer and principal accounting officer*

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

ITEM 16. FORM 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIST HOME FUTURE HEALTH LIMITED

Date: March 27, 2026	By:	/s/ Chan Siu Hung
	Name:	Chan Siu Hung
	Title:	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Chan Siu Hung	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director	March 27, 2026
Chan Siu Hung	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Scientist Home Future Health Limited

Room B3, Block B

3/F, Mow Hing Industrial Building

205 Wai Yip Street

Kwun Tong, Kowloon, Hong Kong

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Scientist Home Future Health Limited. and its subsidiaries (the ‘Company’) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income, consolidated statements of stockholders’ equity, and consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Entity’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, for the year ended December 31, 2025, the Company incurred loss from operation of $231,725 and net current liabilities of $22,212. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Recognition of ASC 842 Leases

During the financial year ended December 31, 2025, the Company entered into contractual agreements with third parties on October 28, 2025, to rent a therapy device and a cryoablation system for a tenure of twelve months, with a total rental amount of $33,632. The agreements did not clearly indicate the possibility of extending the lease term. We identified the recognition and accounting treatment of these leases as a critical audit matter due to the significant degree of judgement involved in determining whether the leases qualify for the short-term lease exemption or require recognition of right-of-use assets and corresponding lease liabilities.

Our audit procedure in this area in assessing the recognition of leases and application of short-term lease exemption are as follows:

a)	Assessing the agreement provided by the management;

b)	Assessing the reliability of management’s assumption and estimate in place;

c)	Evaluated the appropriateness of the management’s determination of the recognition of leases and application of short-term lease exemption;

d)	Performed analysis and findings on the recognition of leases and application of short-term lease exemption; and

e)	Assessed the adequacy and reasonableness of the disclosure in the financial statements.

/s/ JP Centurion & Partners PLT

JP CENTURION & PARTNERS PLT

We have served as the Company’s auditor since 2024.

Kuala Lumpur, Malaysia

March 27, 2026

PCAOB ID: 6723

SCIENTIST HOME FUTURE HEALTH LIMITED

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND 2024 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of December 31, 2025	As of December 31, 2024
Assets	(Audited)	(Audited)
Current assets
Cash and cash equivalents	$68,888	$18,621
Inventories	34,006	2,627
Deposits and prepayments	89,352	-
Total current assets	192,246	21,248

Non-current assets
Right-of-use assets, net (including $33,435 of right-of-use assets from related party as of December 31, 2025)	$378,944	$-
Property, plant and equipment, net	73,175	-
Total non-current assets	452,119	-

Total assets	$644,365	$21,248

Liabilities and stockholders’ equity
Current liabilities
Other payables and accrued liabilities	$44,635	$15,000
Income tax payable	1,831	1,826
Amount due to a related party	78,260	4,204
Amount due to a director	15,565	6,238
Lease liability – current portion (including $21,997 of lease liability – current portion to related party as of December 31, 2025)	74,167	-
Total current liabilities	214,458	27,268

Non-current liabilities
Lease liability – non-current portion (including $11,438 lease liability – non-current portion to related party as of December 31, 2025)	$316,516	$-
Total non-current liabilities	316,516	-

Total liabilities	$530,974	$27,268

Stockholders’ equity
Common stock, par value $0.0001; 200,000,000 shares authorized, 23,716,000 and 23,480,000 issued and outstanding as of December 31, 2025 and 2024, respectively	$2,372	$2,348
Additional paid in capital	360,588	6,612
Accumulated other comprehensive income	(2,864)	-
Accumulated deficit	(246,705)	(14,980)
Total stockholders’ equity	$113,391	$(6,020)

Total liabilities and stockholders’ equity	$644,365	$21,248

The accompanying notes are an integral part of these financial statements.

SCIENTIST HOME FUTURE HEALTH LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2025 AND

FROM JULY 3, 2024 (DATE OF INCEPTION) TO DECEMBER 31, 2024 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	For the year ended December 31, 2025	From July 3, 2024 (date of inception) to December 31, 2024
	(Audited)	(Audited)
Revenues:
Retail trading revenue	$197,447	$120,775
Service revenue	6,608	-

Cost of revenues:
Cost of retail trading revenue: (including $121,075 & $67,865 of cost of retail trading revenue to related party for the year ended December 31, 2025 and the period ended December 31, 2024)	(121,075)	(67,865)
Cost of service revenue	(1,093)	-

Gross profit	81,887	52,910

Selling, general and administrative expenses (including $19,242 & 7,692 of selling, general and administrative expenses to related party for the year ended December 31, 2025 and the period ended December 31, 2024)	(313,612)	(66,065)

(Loss) from operation	(231,725)	(13,155)

Other Income	-	1

(Loss) before income tax	(231,725)	(13,154)

Income tax benefit/(provision)	-	(1,826)

Net (loss)	$(231,725)	$(14,980)

Other comprehensive income:
Foreign currency translation	(2,864)	-

Total Comprehensive (Loss)	$(234,589)	$(14,980)

Net (loss) per share, basic and diluted	(0.01)	0.00

Weighted average number of common shares outstanding - Basic and diluted	23,590,425	17,684,088

The accompanying notes are an integral part of these financial statements.

SCIENTIST HOME FUTURE HEALTH LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2025 AND

FROM JULY 3, 2024 (DATE OF INCEPTION) TO DECEMBER 31, 2024 (AUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the Year Ended December 31, 2025 (Audited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2024	23,480,000	$2,348	$6,612	$-	$(14,980)	$(6,020)
Issuance of shares	236,000	24	353,976	-	-	354,000
Net loss for the year	-	-	-	-	(231,725)	(231,725)
Foreign currency translation	-	-	-	(2,864)	-	(2,864)
Balance as of December 31, 2025	23,716,000	$2,372	$360,588	$(2,864)	$(246,705)	$113,391

For the Period Ended December 31, 2024 (Audited)

	COMMON STOCK		ADDITIONAL
	Number of shares	Amount	PAID-IN CAPITAL	RETAINED EARNING	TOTAL EQUITY
Balance, July 3, 2024 (inception)	100,000	$10	$-	$-	$10
Issuance of share capital - founder's shares	19,900,000	1,990	-	-	1,990
Issuance of share capital – private placement	3,480,000	348	6,612	-	6,960
Net loss for the period	-	-	-	(14,980)	(14,980)
Balance as of December 31, 2024	23,480,000	$2,348	$6,612	$(14,980)	$(6,020)

The accompanying notes are an integral part of these financial statements.

SCIENTIST HOME FUTURE HEALTH LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2025 AND

FROM JULY 3, 2024 (DATE OF INCEPTION) TO DECEMBER 31, 2024 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	For the year ended December 31, 2025	From July 3, 2024 (date of inception) to December 31, 2024
	(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(231,725)	$(14,980)

Adjustments to reconcile net profit to net cash used in operating activities:
Depreciation	1,714	-
Amortization of operating lease right-of-use assets	24,778	-

Changes in operating assets and liabilities:
Inventories	(31,324)	(2,627)
Deposits and prepayments	(89,214)	-
Other payables and accrued liabilities	29,590	15,000
Amount due to a related party	60,961	-
Income tax payable	-	1,826
Change in lease liability	(13,058)	-
	(16,553)	14,199

Net cash used in operating activities	$(248,278)	$(781)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of property, plant and equipment	$(74,774)	$-
Net cash used in investing activity	$(74,774)	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares	$354,000	$8,960
Amount due to a related party	12,828	4,204
Amount due to a director	9,312	6,238
Net cash provided by financing activities	$376,140	$19,402

Effect of exchange rate changes in cash and cash equivalents	(2,821)	-

Net increase in cash and cash equivalents	50,267	18,621
Cash and cash equivalents, beginning of year/at date of inception	18,621	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$68,888	$18,621

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	$403,761	$-
Initial recognition of the balance payment of finance lease right-of-use asset by finance lease liabilities	$-	$-

The accompanying notes are an integral part of these financial statements.

SCIENTIST HOME FUTURE HEALTH LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025 AND

 FROM JULY 3, 2024 (DATE OF INCEPTION) TO DECEMBER 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. ORGANIZATION AND BUSINESS BACKGROUND

Scientist Home Future Health Limited was incorporated under the laws of the State of Nevada on July 3, 2024. The Company through its subsidiaries, engages in the field of retail trading of health supplements and topical creams and provision of physical check-up services in Hong Kong.

Name of entity	Date of incorporation / Place of incorporation	Principal activities	Immediate holding company	% of effective ownership interest held by the Group
Scientist Home Future Health Holding Limited(“Scientist Home Holding”)	July 8, 2024 / Marshall Islands	Investment holding	Scientist Home Future Health Limited	100%
Scientist Home Future Health Limited (“Scientist Home HK”)	July 8, 2024 / Hong Kong SAR	Retail trading of health supplements and topical creams, and provision of physical check-up services	Scientist Home Future Health Holding Limited	100%

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

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements of the Company are prepared pursuant to the rules and regulations of the U.S. Securities and Exchanges Commission (“SEC”) and in conformity with generally accepted accounting principles in the U.S. (“US GAAP”). All material inter-company accounts and transactions have been eliminated in consolidation. The Company has adopted December 31 as its fiscal year end.

3. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2025, the Company incurred a net loss of $231,725 and net current liabilities of $22,212. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2025 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its major shareholders. Management believes the existing shareholders or external financing will provide additional cash to meet the Company’s obligations as they become due. Despite the amount of funds that the Company has raised in the past, no assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its shareholders, in the case of equity financing.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

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

Inventories

Inventories consist of finished goods and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the period in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs. No write-downs for obsolete finished goods for the year ended December 31, 2025.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, with depreciation and amortization provided using the straight-line method over the following periods:

Asset Categories	Depreciation Periods
Computer equipment	5 years
Machinery	5 years
Office equipment	5 years

Revenue Recognition

The Company derives its revenues through sale of goods, primarily health supplements and topical creams, and provision of physical check-up services. Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods and services. The Company applies the following five-step model in order to determine this amount:

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

Provision of physical check-up services

- Performance obligations satisfied at a point in time

The Company records revenue at a point in time from the provision of services upon delivery of the services at the Company’s office, and upon its acceptance, and it is probable that the Company will collect the considerations to which it would be entitled to in exchange for the services rendered. The Company has determined that its performance obligation is to perform the agreed-upon specimen collection and testing procedures, and generate the related objective test results. The customer simultaneously receives and consumes the benefits of these services as they are performed. Accordingly, the performance obligation is satisfied at a point in time upon completion of the sampling and testing procedures that produce the objective results. The subsequent compilation or transmission of the test results to the customer is considered an administrative activity and does not represent a separate performance obligation. The revenue is recorded net of discounts.

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

Despite the common ownership the Company and Scientific Home Limited, the Company concludes that it controls the specified goods before they are transferred because it has entered into a non-exclusive distribution agreement that permits the Company to sell the products to its customers. The products purchased from the supplier are delivered and stored in the Company office. The Company has inventory risk before the goods is transferred to its customers. As part of this assessment, the Company also considers the three indicators of control in the standard and makes the following determinations that support its overall control evaluation:

•	The Company is responsible for fulfilling the promise to the customer, and the Company takes responsibility for the acceptability of the products.

•	The Company has inventory risk before the specified good or service has been transferred to a customer or after transfer of control to the customer.

•	The Company has discretion to establish prices.

Hence, the Company concludes that it is a principal for the products sold.

Disaggregated information of revenues by products are as follows:

	For the year ended December 31, 2025 (Audited)	Proportion %
Scientist Home Mixed Gelatine Hydrolysate	$60,451	30.62%
Scientist Home High Concentration Proteinase	$43,752	22.16%
Scientist Home Vein Cream	$22,630	11.46%
Scientist Home Cholipolysis Cholic Acid	$13,386	6.78%
Scientist Home Bone Gelatine Hydrolysate	$9,418	4.77%
Others (Rest of Products and Delivery Fee)	$47,810	24.21%
Total retail trading revenue	$197,447	100.00%

	From July 3, 2024 (date of inception) to December 31, 2024 (Audited)	Proportion %
Scientist Home Mixed Gelatine Hydrolysate	$46,965	38.89%
Scientist Home High Concentration Proteinase	$34,552	28.61%
Scientist Home Vein Cream	$26,627	22.05%
Scientist Home Spermaceti Cream	$5,429	4.50%
Scientist Home Calcification Cream	$2,942	2.44%
Scientist Home Bone Gelatine Hydrolysate	$2,717	2.25%
Others (Delivery Fee)	$1,543	1.28%
Total retail trading revenue	$120,775	100.00%

Earnings Per Share

The Company reports earnings per share in accordance with ASC Topic 260 “Earnings Per Share”, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Further, if the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split, the computations of a basic and diluted earnings per share shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31, 2025	As of and for the period ended December 31, 2024
Period-end HK$ : US$1 exchange rate	7.7833	7.8
Period-average HK$ : US$1 exchange rate	7.7955	7.8

Fair Value Measurement

Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurements and Disclosures” (ASC Topic 820), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset.

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

The Company has entered a new lease for a lease term of 24 months or less, commence from July 1, 2025. The monthly rental cost for this office space is approximately $1,924 (HK$15,000). The lease will end on June 30, 2027. The lease does not have any renewal option.

The Company has entered a new lease for a lease term of 36 months or less, commence from September 16, 2025. The monthly rental cost for this office space is approximately $5,773 (HK$45,000). The lease will end on September 15, 2028. The lease has a renewal option for the period from September 16, 2028 to September 15, 2031, with 4% annual increment on monthly rental cost per year.

Segment Information

Reportable segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company has two reportable segments based on business unit, retail trading and service business, and two reportable segments based on geographical location, Hong Kong and Non-Hong Kong.. See Note 14 - Segment Reporting.

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

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”). ASU 2025-07 adds a new scope exception in ASC Topic 815, Derivatives and Hedging, for certain contracts that are not traded on an exchange and have an underlying that is based on operations or activities specific to one of the parties to the contract. Additionally, the ASU clarifies that when an entity has a right to receive a share-based payment from its customer in exchange for the transfer of goods or services, the share-based payment should be accounted for as noncash consideration within the scope of Topic 606. The ASU is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Companies have the option to apply this guidance either on a retrospective or prospective basis, and early adoption is permitted.

There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance for the period ended December 31, 2025 that are of significance or potential significance to us.

5. INVENTORIES

	As of December 31, 2025 (Audited)	As of December 31, 2024 (Audited)
Trading goods	$33,632	$2,581
Goods in transit	$374	$46
Total inventories	$34,006	$2,627

6. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consist of the following:

	As of December 31, 2025 (Audited)	As of December 31, 2024 (Audited)
Accrual	$23,703	$15,000
Other payables	20,932	-
Total other payables and accrued liabilities	$44,635	$15,000

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	As of December 31, 2025 (Audited)	As of December 31, 2024 (Audited)
Computer equipment	$4,580	$-
Machinery	42,206	-
Office equipment	28,106	-
Total property, plant and equipment	$74,892	$-
Less: Accumulated depreciation	(1,717)	-
Total property, plant and equipment, net	$73,175	$-

Depreciation expense was $1,714 and nil for the year ended December 31, 2025 and for the period ended December 31, 2024, respectively.

8. SHAREHOLDERS’ EQUITY

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

For the year ended December 31, 2025, the Company issued an aggregated of 236,000 shares of its common stock at $1.5 per share for aggregate gross proceeds of $354,000.

As of December 31, 2025, the Company had a total of 23,716,000 shares of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

9. AMOUNT DUE TO A DIRECTOR

As of December 31, 2025, a director of the Company advanced $15,565 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose. Imputed interest is considered insignificant.

As of December 31, 2024, a director of the Company advanced $6,238 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose. Imputed interest is considered insignificant.

10. INCOME TAX

The loss from operation before income tax of the Company for the year ended December 31, 2025 and for the period ended December 31, 2024 were comprised of the following:

	For the year ended December 31, 2025 (Audited)	For the period ended December 31, 2024 (Audited)
Tax jurisdictions from:
– Local	$(61,157)	$(33,913)
– Foreign, representing:
Marshall Islands (non-taxable jurisdiction)	(501)	(1,382)
Hong Kong	(170,067)	22,141
Loss before income taxes	$(231,725)	$(13,154)

Provision for income taxes consisted of the following:

	For the year ended December 31, 2025 (Audited)	For the period ended December 31, 2024 (Audited)
Current:
- Local	$-	$-
- Foreign	-	1,826
Total current	-	1,826

Deferred:
- Local	$-	$-
- Foreign	-	-
Total deferred	-	-
Total provision for income taxes	-	1,826

The Company is a U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the year ended December 31, 2025.

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

No deferred taxes were recognized for the year ended December 31, 2025.

Effective and Statutory Rate Reconciliation

The reconciliation of the federal statutory income tax amount and rate to the Company’s effective tax rate for the year ended December 31, 2025 and for the period ended December 31, 2024 is as follows:

	For the year ended December 31, 2025 (Audited)		For the period ended December 31, 2024 (Audited)
	Amount	Percent	Amount	Percent
Loss before income taxes	$(231,725)		$(13,154)
Statutory federal income tax rate	(48,662)	21%	(2,762)	21%
State and local income tax, net of federal income tax effect	12,843	(5.6)%	7,121	(54.14)%
Effect of foreign tax rate difference
Marshall Islands
-Changes in valuation allowances	-	-%	-	-%
-Foreign rate difference	105	-%	290	(2.21)%
Hong Kong
-Changes in valuation allowances	14,030	(6.0)%	-	-%
-Foreign rate difference	21,684	(9.4)%	(2,823)	21.46%
Income tax expense and effective tax rate	$-	-%	$1,826	(13.89)%

For the year ended December 31, 2025 and the period ended December 31, 2024, the cash paid for income taxes of the Company were nil.

Deferred taxes of the Company are as follows:

	For the year ended December 31, 2025 (Audited)	For the period ended December 31, 2024 (Audited)
Deferred tax assets
Net operating loss (NOL) carryforwards:
- Local	$19,965	$7,122
- Marshall Islands	-	-
- Hong Kong	12,355	-
Gross deferred tax assets	32,320	7,122
Less: Valuation allowance	(32,320)	(7,122)
Total deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided a full valuation allowance against its deferred tax assets of $32,320 as of December 31, 2025. For the year ended December 31, 2025, the valuation allowance increased by $25,198 primarily relating to net operating loss carryforwards from the various tax regime.

11. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

Right-Of-Use Assets
Balance as of December 31, 2024 (Audited)	$-
New right-of-use assets recognized	403,761
Amortization for the year ended December 31, 2025	(24,778)
Adjustment for non-exercising option	-
Adjustment for foreign currency translation difference	(39)
Balance as of December 31, 2025 (Audited)	$378,944

Lease Liability
Balance as of December 31, 2024 (Audited)	$-
New lease liability recognized	403,761
Imputed interest for the year ended December 31, 2025	7,239
Gross repayment for the year ended December 31, 2025	(20,297)
Adjustment for non-exercising option	-
Adjustment for foreign currency translation difference	$(20)
Balance as of December 31, 2025 (Audited)	$390,683

Lease liability current portion	74,167
Lease liability non-current portion	$316,516

Other information:

	For the year ended December 31, 2025 (Audited)	For the period ended December 31, 2024 (Audited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow to operating lease	$20,297	$-
Right-of-use assets obtained in exchange for operating lease liabilities	-	-
Remaining lease term for operating lease (years)	5.35	-
Weighted average discount rate for operating lease	5.25%	-

12. RELATED PARTY TRANSACTIONS AND BALANCE

Name of Related Parties	Relationship with the Company
Chan Siu Hung	Chairman, Chief Executive Officer and Director of the Company
Related party A	An entity owned by our Chairman, Chief Executive Officer and Director of the Company
Related party B	An entity owned by our Chairman, Chief Executive Officer and Director of the Company

The Company rented an office space, monthly rental of $1,283 (HK$10,000), from Related party A. The lease ended on June 30, 2025.

The Company has rented an office space, monthly rental of $1,924 (HK$15,000), from Related party A. The lease ends on June 30, 2027.

The Company purchases the trading goods and courier services from Related party B, amounting to $152,493 and $70,492 for the year ended December 31, 2025 and for the period ended December 31, 2024, respectively.

Due to related party	As of December 31, 2025 (Audited)	As of December 31, 2024 (Audited)
Related party B– operating	$65,412	$4,204
Related party B– financing	12,848	-
Total	$78,260	$4,204

As of December 31, 2025, regarding the operating portion, the amounts due from related party B of $13,394 is trade in nature, interest-free, unsecured, and repayable on normal trade credit terms. The amounts due to related party B of $78,806 is non-trade in nature, interest-free, unsecured, and repayable on demand.

13. CONCENTRATION OF RISK

Customer Concentration

For the year ended December 31, 2025, the Company generated total revenue of $204,055, of which no customer accounted for more than 10% of the Company’s total revenue.

For the period ended December 31, 2024, the Company generated total revenue of $120,775, of which no customer accounted for more than 10% of the Company’s total revenue.

Vendor Concentration

For the year ended December 31, 2025, the Company incurred cost of revenues of $122,168, of which a single vendor accounted for more than 10% of the Company’s cost of revenues.

For the period ended December 31, 2024, the Company incurred cost of revenues of $67,865, accounted by a single vendor.

	For the year ended December 31, 2025 (Audited)
	Cost of revenue	Percentage of Cost of revenue	Accounts payable, trade

Vendor A	$121,075	99.1%	$-
Total	$121,075	99.1%	$-

	For the period ended December 31, 2024 (Audited)
	Cost of revenue	Percentage of Cost of revenue	Accounts payable, trade

Vendor A	$67,865	100%	$-
Total	$67,865	100%	$-

Vendor A is an entity owned by our Chairman, Chief Executive Officer and Director of the Company.

14. SEGMENT REPORTING

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU requires that public entities disclose significant segment expenses for each reportable segment, other segment items for each reportable segment. The Company has two reportable segments based on business unit, retail trading and service business, and two reportable segments based on geographical location, Hong Kong and Non-Hong Kong.

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

The retail trading segment derives revenues from customers by providing health supplements and topical creams, while the service business segment derives revenues from provision of physical check-up services. The accounting policies of the retail trading and service business segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for both segment and decides how to allocate resources based on consolidated net income as reported on the income statement. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The CODM uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the retail trading segment or into other parts of the entity, such as for acquisitions.

The Company does not have intra-entity sales.

	For the year ended and As of December 31, 2025 (Audited)
By Business Unit	Retail Trading	Service Business	Total
Revenues	$197,447	$6,608	$204,055
Less:
Cost of revenues	$(121,075)	$(1,093)	$(122,168)
Segment gross profit	$76,372	5,515	81,887
Less:
Rental fees	(71,799)	(2,403)	(74,202)
Consultancy fees	(61,014)	(2,042)	(63,056)
Salary	(56,717)	(1,898)	(58,615)
Professional fees	(30,577)	(1,023)	(31,600)
Audit fees	(27,093)	(907)	(28,000)
Advertising	(23,152)	(775)	(23,927)
Other segment items	(33,104)	(1,108)	(34,212)
Segment (loss)	(303,456)	(10,156)	(313,612)
Other income	-	-	-
(Loss) before income tax	(227,084)	(4,641)	(231,725)
Income tax provision	-	-	-
Segment net (loss)	(227,084)	(4,641)	(231,725)

Reconciliation of segment gross profit
Total segment gross profit			81,887
Segment operating expenses			(313,612)
Other income			-
Income tax provision			-
Consolidated net loss			(231,725)

Total consolidated assets	$623,498	$20,867	$644,365
Capital expenditure	$70,805	$2,370	$73,175

•	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
•	Other segment items include building management fee, computer and networking, management fee, bank charges.
•	Costs and assets are allocated based on revenue ratio. The allocation is based on the percentage of total revenue each segment contributes.

	For the period ended and As of December 31, 2024 (Audited)
By Business Unit	Retail Trading Business	Total
Revenues	$120,775	$120,775
Less:
Cost of revenues	(67,865)	(67,865)
Segment gross profit	$52,910	$52,910
Less:
Audit fees	(30,000)	(30,000)
IT fees	(21,795)	(21,795)
Rental fees	(7,692)	(7,692)
Company incorporation fees	(3,449)	(3,449)
Other segment items	(3,129)	(3,129)
Segment loss	(13,155)	(13,155)
Other income	1	1
Loss before income tax	(13,154)	(13,154)
Income tax provision	(1,826)	(1,826)
Segment net loss	$(14,980)	$(14,980)

Reconciliation of profit or loss
Adjustments and reconciling items		-
Consolidated net loss		$(14,980)

Total consolidated assets	$21,248	$21,248
Capital expenditure	$-	$-

•	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
•	Other segment items include bank charges, printing and stationery, and legal and professional fees

	For the year ended and As of December 31, 2025 (Audited)
By Geographical location	Hong Kong	Non-Hong Kong	Total
Revenues	$204,055	$-	$204,055
Less:
Cost of revenues	$(122,168)	$-	$(122,168)
Segment gross profit	$81,887	-	81,887
Less:
Rental fees	(74,202)	-	(74,202)
Consultancy fees	(63,056)	-	(63,056)
Salary	(58,615)	-	(58,615)
Professional fees	-	(31,600)	(31,600)
Audit fees	-	(28,000)	(28,000)
Advertising	(23,927)	-	(23,927)
Other segment items	(32,154)	(2,058)	(34,212)
Segment (loss)	(251,954)	(61,658)	(313,612)
Other income	-	-	-
(Loss) before income tax	(170,067)	(61,658)	(231,725)
Income tax provision	-	-	-
Segment net (loss)	(170,067)	(61,658)	(231,725)

Reconciliation of segment gross profit
Total segment gross profit			81,887
Segment operating expenses			(313,612)
Other income			-
Income tax provision			-
Consolidated net loss			(231,725)

Total consolidated assets	$450,008	$193,823	$644,365
Capital expenditure	$73,175	$-	$73,175

•	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
•	Other segment items include building management fee, computer and networking, management fee, bank charges.

	For the period ended and As of December 31, 2024 (Audited)
By Country	Hong Kong	Non-Hong Kong	Total
Revenues	$120,775	$-	$120,775
Less:
Cost of revenues	$(67,865)	$-	$(67,865)
Segment gross profit	$52,910	-	52,910
Less:
Audit fees	-	(30,000)	(30,000)
IT fees	(21,795)	-	(21,795)
Rental fees	(7,692)	-	(7,692)
Company incorporation fees	(1,282)	(2,167)	(3,449)
Other segment items	-	(3,129)	(3,129)
Segment income (loss)	22,141	(35,296)	(13,155)
Other income		1	1
Income (Loss) before income tax	22,141	(35,295)	(13,154)
Income tax provision	(1,826)	-	(1,826)
Segment net income (loss)	20,315	(35,295)	(14,980)

Reconciliation of segment gross profit
Total segment gross profit			52,910
Segment operating expenses			(66,065)
Other income			1
Income tax provision			(1,826)
Consolidated net loss			(14,980)

Total consolidated assets	$2,627	$18,621	$21,248
Capital expenditure	$-	$-	$-

•	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
•	Other segment items include bank charges, printing and stationery, and legal and professional fees.

15. SUBSEQUENT EVENTS

In accordance with ASC 855, the Company evaluated all of its activity through the issue date of the financial statements and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

