Form 10-Q
period 2026-03-31
Scientist Home Future Health Ltd
filed 2026-05-14
CIK 2032609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares outstanding of the registrant’s common stock as of March 31, 2026 was 23,716,000 shares.

SCIENTIST HOME FUTURE HEALTH LIMITED

QUARTERLY REPORT ON FORM 10-Q

For the three months ended March 31, 2026

2

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

SCIENTIST HOME FUTURE HEALTH LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2026 (UNAUDITED) AND DECEMBER 31, 2025 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of March 31, 2026	As of December 31, 2025
Assets	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$15,332	$68,888
Inventories	31,376	34,006
Deposits and prepayments	85,196	89,352
Total current assets	131,904	192,246

Non-current assets
Right-of-use assets, net (including $27,840 and $33,435 of right-of-use assets from related party as of March 31, 2026 and December 31, 2025, respectively)	$357,927	$378,944
Property, plant and equipment, net	68,928	73,175
Total non-current assets	426,855	452,119

Total assets	$558,759	$644,365

Liabilities and stockholders’ equity
Current liabilities
Other payables and accrued liabilities	$43,906	$44,635
Income tax payable	1,818	1,831
Amount due to a related party	110,610	78,260
Amount due to a director	21,188	15,565
Lease liability – current portion (including $22,125 and $21,997 of lease liability – current portion to related party as of March 31, 2026 and December 31, 2025, respectively)	74,602	74,167
Total current liabilities	252,124	214,458

Non-current liabilities
Lease liability – non-current portion (including $5,715 and $11,438 lease liability – non-current portion to related party as of March 31, 2026 and December 31, 2025, respectively)	$295,208	$316,516
Total non-current liabilities	295,208	316,516

Total liabilities	$547,332	$530,974

Stockholders’ equity
Common stock, par value $0.0001; 200,000,000 shares authorized, 23,716,000 and 23,716,000 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	$2,372	$2,372
Additional paid in capital	360,588	360,588
Accumulated other comprehensive income	(2,756)	(2,864)
Accumulated deficit	(348,777)	(246,705)
Total stockholders’ equity	$11,427	$113,391

Total liabilities and stockholders’ equity	$558,759	$644,365

The accompanying notes are an integral part of these financial statements.

SCIENTIST HOME FUTURE HEALTH LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	For the three months ended March 31, 2026	For the three months ended March 31, 2025

Revenues:
Retail trading revenue	$182,278	$44,824
Service revenue	6,478	-

Cost of revenues:
Cost of retail trading revenue: (including $129,688 & $25,135 of cost of retail trading revenue to related party for the period ended March 31, 2026 and 2025)	(129,688)	(25,135)
Cost of service revenue	-	-

Gross profit	59,068	19,689

Selling, general and administrative expenses (including $5,760 & $3,856 of selling, general and administrative expenses to related party for the period ended March 31, 2026 and 2025)	(161,140)	(12,695)

(Loss) Income from operation	(102,072)	6,994

Other Income	-	-

(Loss) Income before income tax	(102,072)	6,994

Income tax benefit/(provision)	-	(935)

Net (loss) income	$(102,072)	$6,059

Other comprehensive income:
Foreign currency translation	108	(12)

Total Comprehensive (Loss) Income	$(101,964)	$6,047

Net (loss) per share, basic and diluted	(0.00)	0.00

Weighted average number of common shares outstanding - Basic and diluted	23,716,000	23,480,000

The accompanying notes are an integral part of these financial statements.

SCIENTIST HOME FUTURE HEALTH LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

For the three months ended March 31, 2026 (Unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL
	Number of shares	Amount	CAPITAL	LOSS	DEFICIT	EQUITY
Balance as of December 31, 2025	23,716,000	$2,372	$360,588	$(2,864)	$(246,705)	$113,391
Net loss for the year	-	-	-	-	(102,072)	(102,072)
Foreign currency translation	-	-	-	108	-	108
Balance as of March 31, 2026	23,716,000	$2,372	$360,588	$(2,756)	$(348,777)	$11,427

For the three months ended March 31, 2025 (Unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL
	Number of shares	Amount	CAPITAL	LOSS	DEFICIT	EQUITY
Balance as of December 31, 2024	23,480,000	$2,348	$6,612	$-	$(14,980)	$(6,020)
Net income for the period	-	-	-	-	6,059	6,059
Foreign currency translation	-	-	-	(12)	-	(12)
Balance as of March 31, 2025	23,480,000	$2,348	$6,612	$(12)	$(8,921)	$27

The accompanying notes are an integral part of these financial statements.

SCIENTIST HOME FUTURE HEALTH LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(102,072)	$6,059

Adjustments to reconcile net profit to net cash used in operating activities:
Depreciation	3,730	-
Amortization of operating lease right-of-use assets	18,339	-

Changes in operating assets and liabilities:
Inventories	2,392	(826)
Deposits and prepayments	3,529	-
Other receivables	-	-
Deferred revenue	-	-
Other payables and accrued liabilities	(485)	(10,065)
Amount due to a related party	20,866	-
Change in lease liability	(18,110)	-
	30,261	(10,891)

Net cash used in operating activities	$(71,811)	$(4,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amount due to a director	$5,711	$-
Amount due to a related party	12,799	2,346
Net cash provided by financing activities	$18,510	$2,346

Effect of exchange rate changes in cash and cash equivalents	$(255)	$-

Net increase in cash and cash equivalents	(53,556)	(2,486)
Cash and cash equivalents, beginning of period/at date of inception	68,888	18,621
CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,332	$16,135

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVTIES
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	$400,841	$-
Initial recognition of the balance payment of finance lease right-of-use asset by finance lease liabilities	$-	$-

The accompanying notes are an integral part of these financial statements.

SCIENTIST HOME FUTURE HEALTH LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

3. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three months ended March 31, 2026, the Company incurred a net loss of $102,072 and net current liabilities of $120,220. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2025 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Inventories

Inventories consist of finished goods and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the period in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs. No write-downs for obsolete finished goods for the period ended March 31, 2026.

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

Despite the common ownership the Company and Scientific Home Limited, the Company concludes that it controls the specified goods before they are transferred because it has entered into a non-exclusive distribution agreement that permits the Company to sell the products to its customers. The products purchased from the supplier are delivered and stored in the Company office. The Company has inventory risk before the goods is transferred to its customers. As part of this assessment, the Company also considers the three indicators of control in the standard and makes the following determinations that support its overall control evaluation:

•	The Company is responsible for fulfilling the promise to the customer, and the Company takes responsibility for the acceptability of the products.

•	The Company has inventory risk before the specified good or service has been transferred to a customer or after transfer of control to the customer.

•	The Company has discretion to establish prices.

Hence, the Company concludes that it is a principal for the products sold.

Disaggregated information of revenues by products are as follows:

	Three Months Ended March 31, 2026	Proportion %
Scientist Home Cholipolysis Cholic Acid	$35,610	19.54%
Scientist Home Immune Study	$21,900	12.01%
Scientist Home Fibrosis Study	$12,108	6.64%
Scientist Home Chelation Study	$11,816	6.48%
Scientist Home Mixed Gelatine Hydrolysate	$9,903	5.43%
Others (Rest of Products and Delivery Fee)	$90,941	49.90%
Total retail trading revenue	$182,278	100.00%

	Three Months Ended March 31, 2025	Proportion %
Scientist Home Mixed Gelatine Hydrolysate	$16,487	36.78%
Scientist Home High Concentration Proteinase	$11,897	26.54%
Scientist Home Vein Cream	$9,810	21.89%
Scientist Home Spermaceti Cream	$2,465	5.50%
Scientist Home Calcification Cream	$2,104	4.69%
Scientist Home Bone Gelatine Hydrolysate	$1,533	3.42%
Others (Delivery Fee)	$528	1.18%
Total revenues - products	$44,824	100.00%

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended March 31, 2026	As of and for the three months ended March 31, 2025
Period-end HK$ : US$1 exchange rate	7.84	7.7799
Period-average HK$ : US$1 exchange rate	7.8132	7.78

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

The Company entered a lease for a lease term of 24 months or less, commence from July 1, 2025. The monthly rental cost for this office space is approximately $1,920 (HK$15,000). The lease will end on June 30, 2027. The lease does not have any renewal option.

The Company entered a lease for a lease term of 36 months or less, commence from September 16, 2025. The monthly rental cost for this office space is approximately $5,760 (HK$45,000). The lease will end on September 15, 2028. The lease has a renewal option for the period from September 16, 2028 to September 15, 2031, with 4% annual increment on monthly rental cost per year.

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

There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance for the period ended March 31, 2026 that are of significance or potential significance to us.

5. INVENTORIES

	As of March 31, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Trading goods	$31,376	$33,632
Goods in transit	$-	$374
Total inventories	$31,376	$34,006

6. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consist of the following:

	As of March 31, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Accrual	$21,411	$23,703
Other payables	22,495	20,932
Total other payables and accrued liabilities	$43,906	$44,635

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	As of March 31, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Computer equipment	$4,547	$4,580
Machinery	41,900	42,206
Office equipment	27,903	28,106
Total property, plant and equipment	$74,350	$74,892
Less: Accumulated depreciation	(5,422)	(1,717)
Total property, plant and equipment, net	$68,928	$73,175

Depreciation expense was $3,730 and nil for the three months ended March 31, 2026 and 2025, respectively.

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

As of March 31, 2026, the Company had a total of 23,716,000 shares of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

9. AMOUNT DUE TO A DIRECTOR

As of March 31, 2026, a director of the Company advanced $21,188 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose. Imputed interest is considered insignificant.

As of December 31, 2025, a director of the Company advanced $15,565 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose. Imputed interest is considered insignificant.

10. INCOME TAX

The loss from operation before income tax of the Company for the three months ended March 31, 2026 and 2025 were comprised of the following:

	For the three months ended March 31, 2026 (Unaudited)	For the three months ended March 31, 2025 (Unaudited)
Tax jurisdictions from:
– Local	$(16,884)	$(4,340)
– Foreign, representing:
Marshall Islands (non-taxable jurisdiction)	(258)	-
Hong Kong	(84,930)	11,334
Loss before income taxes	$(102,072)	$6,994

Provision for income taxes consisted of the following:
	For the three months ended March 31, 2026 (Unaudited)	For the three months ended March 31, 2025 (Unaudited)
Current:
- Local	$-	$-
- Foreign	-	935
Total current	-	935

Deferred:
- Local	$-	$-
- Foreign	-	-
Total deferred	-	-
Total provision for income taxes	-	935

The Company is a U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the three months ended March 31, 2026.

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

No deferred taxes were recognized for the three months ended March 31, 2026.

Effective and Statutory Rate Reconciliation

The reconciliation of the federal statutory income tax amount and rate to the Company’s effective tax rate for the three months ended March 31, 2026 and 2025 is as follows:

	For the three months ended March 31, 2026 (Unaudited)		For the three months ended March 31, 2025 (Unaudited)
	Amount	Percent	Amount	Percent
(Loss) Income before income taxes	$(102,072)		$6,994
Statutory federal income tax rate	(21,435)	21%	1,469	21%
State and local income tax, net of federal income tax effect	3,546	(3.47)%	911	13.03%
Effect of foreign tax rate difference
Marshall Islands
-Changes in valuation allowances	-	-%	-	-%
-Foreign rate difference	54	(0.05)%	-	-%
Hong Kong
-Changes in valuation allowances	7,007	(6.87)%	-	-%
-Foreign rate difference	10,829	(10.61)%	(1,445)	(20.66)%
Income tax expense and effective tax rate	$-	-%	$935	13.37%

For the three months ended March 31, 2026 and 2025, the cash paid for income taxes of the Company were nil.

Deferred taxes of the Company are as follows:

	For the three months ended March 31, 2026 (Unaudited)	For the year ended December 31, 2025 (Audited)
Deferred tax assets
Net operating loss (NOL) carryforwards:
- Local	$23,510	$19,965
- Marshall Islands	-	-
- Hong Kong	19,361	12,355
Gross deferred tax assets	42,871	32,320
Less: Valuation allowance	(42,871)	(32,320)
Total deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided a full valuation allowance against its deferred tax assets of $42,871 as of March 31, 2026. For the three months ended March 31, 2026, the valuation allowance increased by $10,551 primarily relating to net operating loss carryforwards from the various tax regime.

11. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

Right-Of-Use Assets
Balance as of December 31, 2025 (Audited)	$378,944
New right-of-use assets recognized	-
Amortization for the period ended March 31, 2026	(18,339)
Adjustment for non-exercising option	-
Adjustment for foreign currency translation difference	(2,678)
Balance as of March 31, 2026 (Unaudited)	$357,927

Lease Liability
Balance as of December 31, 2025 (Audited)	$390,683
New lease liability recognized	-
Imputed interest for the period ended March 31, 2026	4,928
Gross repayment for the period ended March 31, 2026	(23,038)
Adjustment for non-exercising option	-
Adjustment for foreign currency translation difference	$(2,763)
Balance as of March 31, 2026 (Unaudited)	$369,810

Lease liability current portion	74,602
Lease liability non-current portion	$295,208

Other information:

	For the three months ended March 31, 2026 (Unaudited)	For the year ended December 31, 2025 (Audited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow to operating lease	$23,038	$20,297
Right-of-use assets obtained in exchange for operating lease liabilities	-	-
Remaining lease term for operating lease (years)	5.14	5.35
Weighted average discount rate for operating lease	5.25%	5.25%

12. RELATED PARTY TRANSACTIONS AND BALANCE

Name of Related Parties	Relationship with the Company
Chan Siu Hung	Chairman, Chief Executive Officer and Director of the Company
Related party A	An entity owned by our Chairman, Chief Executive Officer and Director of the Company
Related party B	An entity owned by our Chairman, Chief Executive Officer and Director of the Company

The Company rented office spaces from Related party A, with addresses as follow:

Property address	Leasing period	Monthly leasing fee
3/F, Mow Hing Industrial Building, 205 Wai Yip Street, Kwun Tong, Kowloon, Hong Kong	July 1, 2024 to June 30, 2025	$1,280 (HK$10,000)
Room B3, Block B, 3/F, Mow Hing Industrial Building, 205 Wai Yip Street, Kwun Tong, Kowloon, Hong Kong	July 1, 2025 to June 30, 2027	$1,920 (HK$15,000)

The Company purchases the trading goods and courier services from Related party B, amounting to $127,296 and $25,961 for the period ended March 31, 2026 and 2025, respectively.

Due to related party	As of March 31, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Related party B– operating	$110,610	$65,412
Related party B– financing	-	12,848
Total	$110,610	$78,260

As of March 31, 2026, regarding the operating portion, the amounts due to related party B of $47,295 is trade in nature, interest-free, unsecured, and repayable on normal trade credit terms. The amounts due to related party B of $63,315 is non-trade in nature, interest-free, unsecured, and repayable on demand.

13. CONCENTRATION OF RISK

Customer Concentration

For the three months ended March 31, 2026, the Company generated total revenue of $188,756, of which no customer accounted for more than 10% of the Company’s total revenue.

For the three months ended March 31, 2025, the Company generated total revenue of $44,824, of which no customer accounted for more than 10% of the Company’s total revenue.

Vendor Concentration

For the three months ended March 31, 2026, the Company incurred cost of revenues of $129,688, accounted by a single vendor.

For the three months ended March 31, 2025, the Company incurred cost of revenues of $25,135, accounted by a single vendor.

	For the three months ended March 31, 2026 (Unaudited)
	Cost of revenue	Percentage of Cost of revenue	Accounts payable, trade

Vendor A	$129,688	100%	$-
Total	$129,688	100%	$-

	For the three months ended March 31, 2025 (Unaudited)
	Cost of revenue	Percentage of Cost of revenue	Accounts payable, trade

Vendor A	$25,135	100%	$-
Total	$25,135	100%	$-

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

The Company does not have intra-entity sales.

	For the three months ended and as of March 31, 2026 (Unaudited)
By Business Unit	Retail Trading	Service Business	Total
Revenues	$182,278	$6,478	$188,756
Less:
Cost of revenues	$(129,688)	$-	$(129,688)
Segment gross profit	$52,590	6,478	59,068
Less:
Salary	(77,250)	(2,745)	(79,995)
Rental fees	(23,711)	(843)	(24,554)
Advertising	(13,116)	(466)	(13,582)
Consultancy fees	(12,589)	(447)	(13,036)
Professional fees	(12,003)	(427)	(12,430)
Audit fees	(3,863)	(137)	(4,000)
Other segment items	(13,078)	(465)	(13,543)
Segment (loss)	(155,610)	(5,530)	(161,140)
Other income	-	-	-
(Loss) Income before income tax	(103,020)	948	(102,072)
Income tax provision	-	-	-
Segment net (loss) income	(103,020)	948	(102,072)

Reconciliation of segment gross profit
Total segment gross profit			59,068
Segment operating expenses			(161,140)
Other income			-
Income tax provision			-
Consolidated net loss			(102,072)

Total consolidated assets	$539,583	$19,176	$558,759
Capital expenditure	$66,562	$2,366	$68,928

•	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
•	Other segment items include building management fee, computer and networking, management fee, bank charges.
•	Costs and assets are allocated based on revenue ratio. The allocation is based on the percentage of total revenue each segment contributes.

	For the three months ended and as of March 31, 2025 (Unaudited)
By Business Unit	Retail Trading Business	Total
Revenues	$44,824	$44,824
Less:
Cost of revenues	(25,135)	(25,135)
Segment gross profit	$19,689	$19,689
Less:
Audit fees	(4,000)	(4,000)
IT fees	(4,499)	(4,499)
Rental fees	(3,856)	(3,856)
Other segment items	(340)	(340)
Segment loss	(12,695)	(12,695)
Other income	-	-
Income before income tax	6,994	6,994
Income tax provision	(935)	(935)
Segment net income	$6,059	$6,059

Reconciliation of profit or loss
Adjustments and reconciling items		-
Consolidated net income		$6,059

Total consolidated assets	$19,595	$19,595
Capital expenditure	$-	$-

•	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
•	Other segment items include bank charges, printing and stationery.

	For the three months ended and as of March 31, 2026 (Unaudited)
By Geographical Location	Hong Kong	Non-Hong Kong	Total
Revenues	$188,756	$-	$188,756
Less:
Cost of revenues	$(129,688)	$-	$(129,688)
Segment gross profit	$59,068	-	59,068
Less:
Salary	(79,995)	-	(79,995)
Rental fees	(24,554)	-	(24,554)
Advertising	(13,582)	-	(13,582)
Consultancy fees	(13,036)	-	(13,036)
Professional fees	-	(12,430)	(12,430)
Audit fees	-	(4,000)	(4,000)
Other segment items	(12,831)	(712)	(13,543)
Segment (loss)	(143,998)	(17,142)	(161,140)
Other income	-	-	-
(Loss) before income tax	(84,930)	(17,142)	(102,072)
Income tax provision	-	-	-
Segment net (loss)	(84,930)	(17,142)	(102,072)

Reconciliation of segment gross profit
Total segment gross profit			59,068
Segment operating expenses			(161,140)
Other income			-
Income tax provision			-
Consolidated net loss			(102,072)

Total consolidated assets	$386,761	$171,998	$558,759
Capital expenditure	$68,928	$-	$68,928

•	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
•	Other segment items include building management fee, computer and networking, management fee, bank charges.

	For the three months ended and As of March 31, 2025 (Unaudited)
By Geographical Location	Hong Kong	Non-Hong Kong	Total
Revenues	$44,824	$-	$44,824
Less:
Cost of revenues	$(25,135)	$-	$(25,135)
Segment gross profit	$19,689	-	19,689
Less:
Audit fees	-	(4,000)	(4,000)
IT fees	(4,499)	-	(4,499)
Rental fees	(3,856)	-	(3,856)
Other segment items	-	(340)	(340)
Segment income (loss)	11,334	(4,340)	6,994
Other income	-	-	-
Income (Loss) before income tax	11,334	(4,340)	6,994
Income tax provision	(935)	-	(935)
Segment net income (loss)	10,399	(4,340)	6,059

Reconciliation of segment gross profit
Total segment gross profit			19,689
Segment operating expenses			(12,695)
Other income			-
Income tax provision			(935)
Consolidated net income			6,059

Total consolidated assets	$3,281	$16,314	$19,595
Capital expenditure	$-	$-	$-

•	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
•	Other segment items include bank charges, printing and stationery.

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

Results of Operations for three months ended March 31, 2026 and 2025

Revenues

For the three months ended March 31, 2026, the Company has generated a revenue of $188,756. The revenue generated was mainly from the retail sales of health supplements and topical creams, amount of $182,278 and provision of physical check-up services, amount of $6,478.

For the three months ended March 31, 2025, the Company generated revenue in the amount of $44,824. The revenue generated was mainly from the retail sales of health supplements and topical creams.

Cost of revenues

For the three months ended March 31, 2026, the Company has cost of revenues in the amount of $129,688. Cost of retail trading revenue was $129,688, while cost of service revenue was nil.

For the three months ended March 31, 2025, the Company has cost of revenues in the amount of $25,135.

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

General and Administrative Expenses

For the three months ended March 31, 2026, the Company incurred general and administrative expenses of $161,140. These were primarily comprised of staff salary, rental fees, advertising, consultancy fees, professional fees, audit fees, and other fees.

For the three months ended March 31, 2025, the Company had general and administrative expenses in the amount of $12,695. These were primarily comprised of audit fees, IT fees, rental fees, company incorporation fees, bank charges, printing and stationery.

Net Loss

Our net loss for the three months ended March 31, 2026 was $102,072.

Our net income for the three months ended March 31, 2025 was $6,059.

Liquidity and Capital Resources

The Company’s cash and cash equivalents has decreased from $68,888 as of December 31, 2025 to $15,332 as of March 31, 2026. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three months ended March 31, 2026, the Company incurred a net loss of $102,072 and net current liabilities of $120,220. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2025 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash used in Operating Activities

Net cash used in operating activities was $71,811 for the three months ended March 31, 2026. The cash used in operating activities was attributable to the net loss and decrease in other payables and accrued liabilities, contra by advances from a related party, decrease in inventories and decrease in deposits and prepayments.

Net cash used in operating activities was $4,832 for the period ended March 31, 2025. The cash used in operating activities was attributable to the net income, contra by decrease in other payables and accrued liabilities, and increase in inventories.

Cash Used in Investing Activity

For the three months ended March 31, 2026 and 2025, the Company did not generate nor used any cash in investing activity.

Cash Provided by Financing Activities

Net cash provided by financing activities was $18,510 for the three months ended March 31, 2026, which was primarily due to advances from related party and advances from director.

Net cash provided by financing activities was $2,346 for the three months ended March 31, 2025, which was primarily due to advances from a related party.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2026.

Contractual Obligations

As of March 31, 2026, we have two operating lease agreements for two office spaces in Hong Kong with a non-cancellable term of two years from July 1, 2025, to June 30, 2027, and a non-cancellable term of three years from September 16, 2025 to September 15, 2028, respectively. The future minimum rental payments under these leases in the aggregate are approximately $195,823 and are due as follows: 2026: $69,114; 2027: $80,633; and 2028: $46,076, respectively.

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

Allowance for inventories obsolescence

Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. The Company did not recognize any inventory write-downs for the period ended March 31, 2026.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of March 31, 2026, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the period ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Description
31.1*	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

321*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	INLINE XBRL INSTANCE

101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION

101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION

101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABELS

101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIST HOME FUTURE HEALTH LIMITED

Dated: May 14, 2026	By:	/s/ Chan Siu Hung
Chan Siu Hung
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director (Principal Executive Officer and Principal Financial Officer)

