Form 10-Q
period 2026-06-30
Scientist Home Future Health Ltd
filed 2026-08-11
CIK 2032609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares outstanding of the registrant’s common stock as of June 30, 2026 was 23,716,000 shares.

SCIENTIST HOME FUTURE HEALTH LIMITED

QUARTERLY REPORT ON FORM 10-Q

For the six months ended June 30, 2026

2

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

SCIENTIST HOME FUTURE HEALTH LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026 (UNAUDITED) AND DECEMBER 31, 2025 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of June 30, 2026	As of December 31, 2025
Assets	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$9,047	$68,888
Inventories	33,898	34,006
Deposits and prepayments	82,379	89,352
Total current assets	125,324	192,246

Non-current assets
Right-of-use assets, net (including $22,411 and $33,435 of right-of-use assets from related party as of June 30, 2026 and December 31, 2025, respectively)	$339,326	$378,944
Property, plant and equipment, net	65,194	73,175
Total non-current assets	404,520	452,119

Total assets	$529,844	$644,365

Liabilities and stockholders’ equity
Current liabilities
Other payables and accrued liabilities	$69,762	$44,635
Income tax payable	1,817	1,831
Amount due to a related party	165,364	78,260
Amount due to a director	27,790	15,565
Lease liability – current portion (including $22,411 and $21,997 of lease liability – current portion to related party as of June 30, 2026 and December 31, 2025, respectively)	75,566	74,167
Total current liabilities	340,299	214,458

Non-current liabilities
Lease liability – non-current portion (including $nil and $11,438 lease liability – non-current portion to related party as of June 30, 2026 and December 31, 2025, respectively)	$275,869	$316,516
Total non-current liabilities	275,869	316,516

Total liabilities	$616,168	$530,974

Stockholders’ equity
Common stock, par value $0.0001; 200,000,000 shares authorized, 23,716,000 and 23,716,000 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	$2,372	$2,372
Additional paid in capital	360,588	360,588
Accumulated other comprehensive income	(2,655)	(2,864)
Accumulated deficit	(446,629)	(246,705)
Total stockholders’ equity	$(86,324)	$113,391

Total liabilities and stockholders’ equity	$529,844	$644,365

The accompanying notes are an integral part of these financial statements.

SCIENTIST HOME FUTURE HEALTH LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Retail trading revenue	$82,878	$31,552	$265,156	$76,376
Service revenue	1,425	-	7,903	-

Cost of revenues:
Cost of revenues (including $55,194 and $18,013 of cost of revenues to related party for the three months ended June 30, 2026 and 2025 respectively; including $184,882 and $43,148 of cost of revenues to related party for the six months ended June 30, 2026 and 2025)	(55,194)	(18,013)	(184,882)	(43,148)
Cost of service revenue	-	-	-	-

Gross profit	29,109	13,539	88,177	33,228

Selling, general and administrative expenses (including $5,744 and $3,844 of selling, general and administrative expenses to related party for the three months ended June 30, 2026 and 2025 respectively; including $11,503 and $7,700 of selling, general and administrative expenses to related party for the six months ended June 30, 2026 and 2025)	(126,961)	(51,687)	(288,101)	(64,382)

Loss from operation	(97,852)	(38,148)	(199,924)	(31,154)

Other Income	-	-	-	-

Loss before income tax	(97,852)	(38,148)	(199,924)	(31,154)

Income tax benefit	-	935	-	-

Net loss	$(97,852)	$(37,213)	$(199,924)	$(31,154)

Other comprehensive income:
Foreign currency translation	101	219	209	207

Total comprehensive Loss	$(97,751)	$(36,994)	$(199,715)	$(30,947)

Net loss per share, basic and diluted	(0.00)	(0.00)	(0.01)	(0.00)

Weighted average number of common shares outstanding - basic and diluted	23,716,000	23,500,571	23,716,000	23,490,343

The accompanying notes are an integral part of these financial statements.

SCIENTIST HOME FUTURE HEALTH LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

For the six months ended June 30, 2026 (Unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL
	Number of shares	Amount	CAPITAL	LOSS	DEFICIT	EQUITY
Balance as of December 31, 2025	23,716,000	$2,372	$360,588	$(2,864)	$(246,705)	$113,391
Net loss for the period	-	-	-	-	(102,072)	(102,072)
Foreign currency translation	-	-	-	108	-	108
Balance as of March 31, 2026	23,716,000	$2,372	$360,588	$(2,756)	$(348,777)	$11,427
Net loss for the period	-	-	-	-	(97,852)	(97,852)
Foreign currency translation	-	-	-	101	-	101
Balance as of June 30, 2026	23,716,000	$2,372	$360,588	$(2,655)	$(446,629)	$(86,324)

For the six months ended June 30, 2025 (Unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	SUBSCRIPTION	TOTAL
	Number of shares	Amount	CAPITAL	LOSS	DEFICIT	RECEIVABLE	EQUITY
Balance as of December 31, 2024	23,480,000	$2,348	$6,612	$-	$(14,980)		$(6,020)
Net income for the period	-	-	-	-	6,059		6,059
Foreign currency translation	-	-	-	(12)	-	-	(12)
Balance as of March 31, 2025	23,480,000	$2,348	$6,612	$(12)	$(8,921)	-	$27
Issuance of shares	64,000	$6	$95,994	-	-	(7,500)	$88,500
Net loss for the period	-	-	-	-	$(37,213)	-	$(37,213)
Foreign currency translation	-	-	-	219	-	-	219
Balance as of June 30, 2025	23,544,000	2,354	102,606	207	(46,134)	(7,500)	51,533

The accompanying notes are an integral part of these financial statements.

SCIENTIST HOME FUTURE HEALTH LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	For the six months ended June 30, 2026	For the six months ended June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(199,924)	$(31,154)

Adjustments to reconcile net profit to net cash used in operating activities:
Depreciation	7,450	-
Amortization of operating lease right-of-use assets	36,867	-

Changes in operating assets and liabilities:
Inventories	(146)	(724)
Deposits and prepayments	6,325	-
Other payables and accrued liabilities	25,415	1,100
Amount due to a related party	75,765	20,652
Change in lease liability	(36,408)	-
Net cash used in operating activities	$(84,656)	$(10,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares	$-	$88,500
Amount due to a director	12,324	1,626
Amount due to a related party	12,781	12,833
Net cash provided by financing activities	$25,105	$102,959

Effect of exchange rate changes in cash and cash equivalents	$(290)	$(68)

Net (decrease)/increase in cash and cash equivalents	(59,841)	92,765
Cash and cash equivalents, beginning of period/at date of inception	68,888	18,621
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,047	$111,386

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVTIES
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	$400,739	$-
Initial recognition of the balance payment of finance lease right-of-use asset by finance lease liabilities	$-	$-

The accompanying notes are an integral part of these financial statements.

SCIENTIST HOME FUTURE HEALTH LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

3. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended June 30, 2026, the Company incurred a net loss of $199,924 and net current liabilities of $214,975. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2025 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Inventories

Inventories consist of finished goods and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the period in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs. No write-downs for obsolete finished goods for the period ended June 30, 2026.

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

Despite the common ownership the Company and Scientist Home Limited, the Company concludes that it controls the specified goods before they are transferred because it has entered into a non-exclusive distribution agreement that permits the Company to sell the products to its customers. The products purchased from the supplier are delivered and stored in the Company office. The Company has inventory risk before the goods is transferred to its customers. As part of this assessment, the Company also considers the three indicators of control in the standard and makes the following determinations that support its overall control evaluation:

•	The Company is responsible for fulfilling the promise to the customer, and the Company takes responsibility for the acceptability of the products.

•	The Company has inventory risk before the specified good or service has been transferred to a customer or after transfer of control to the customer.

•	The Company has discretion to establish prices.

Hence, the Company concludes that it is a principal for the products sold.

Disaggregated information of revenues by products are as follows:

	Three Months Ended June 30, 2026	Proportion %	Six Months Ended June 30, 2026	Proportion %
Scientist Home Cholipolysis Cholic Acid	$15,763	19.02%	$51,373	19.37%
Scientist Home Immune Study	$5,520	6.66%	$27,420	10.34%
Scientist Home Mixed Gelatine Hydrolysate	$7,319	8.83%	$17,222	6.5%
Scientist Home High Concentration Proteinase	$7,641	9.22%	$17,206	6.49%
Scientist Home Fibrosis Study	$4,937	5.96%	$17,045	6.43%
Scientist Home Chelation Study	$3,685	4.45%	$15,501	5.85%
Others (Rest of Products and Delivery Fee)	$38,013	45.86%	$119,389	45.02%
Total retail trading revenue	$82,878	100.00%	$265,156	100%

	Three Months Ended June 30, 2025	Proportion %	Six Months Ended June 30, 2025	Proportion %
Scientist Home Mixed Gelatine Hydrolysate	$12,179	38.60%	$28,666	37.53%
Scientist Home High Concentration Proteinase	$8,725	27.66%	$20,622	27.00%
Scientist Home Vein Cream	$5,990	18.98%	$15,800	20.69%
Scientist Home Spermaceti Cream	$795	2.52%	$3,260	4.27%
Scientist Home Calcification Cream	$948	3.00%	$3,052	4.00%
Scientist Home Bone Gelatine Hydrolysate	$2,547	8.07%	$4,080	5.34%
Others (Delivery Fee)	$368	1.17%	$896	1.17%
Total retail trading revenue	$31,552	100.00%	$76,376	100%

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the six months ended June 30, 2026	As of and for the six months ended June 30, 2025
Period-end HK$ : US$1 exchange rate	7.8420	7.8499
Period-average HK$ : US$1 exchange rate	7.8239	7.7922

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

The Company entered a lease for a lease term of 24 months or less, commence from July 1, 2025. The monthly rental cost for this office space is approximately $1,917 (HK$15,000). The lease will end on June 30, 2027. The lease does not have any renewal option.

The Company entered a lease for a lease term of 36 months or less, commence from September 16, 2025. The monthly rental cost for this office space is approximately $5,752 (HK$45,000). The lease will end on September 15, 2028. The lease has a renewal option for the period from September 16, 2028 to September 15, 2031, with 4% annual increment on monthly rental cost per year.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which intended to improve the navigability of the guidance in Accounting Standards Codification (“ASC”) Topic 270 and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. The ASU also addresses the form and content of such financial statements, adds list to ASC 270 of the interim disclosures required by all other ASC topics, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments are not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather to reflect the effects of the SEC’s form and content requirements related to interim reporting. The amendments of this ASU are effective to us for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. This ASU may be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of this ASU on our interim reporting financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This ASU is intended to enhance the Codification by refining guidance and simplifying its application through technical corrections, helping to enhance consistency and make the standards easier for preparers and users to interpret. The ASU is effective for fiscal years beginning after December 15, 2026, and the interim periods within fiscal years beginning after December 15, 2026. We are currently evaluating the impact of this ASU on the Company’s consolidated financial statements and disclosures.

There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance for the period ended June 30, 2026 that are of significance or potential significance to us.

5. INVENTORIES

	As of June 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Trading goods	$33,898	$33,632
Goods in transit	$-	$374
Total inventories	$33,898	$34,006

6. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consist of the following:

	As of June 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Accrual	$31,865	$23,703
Other payables	37,897	20,932
Total other payables and accrued liabilities	$69,762	$44,635

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	As of June 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Computer equipment	$4,545	$4,580
Machinery	41,890	42,206
Office equipment	27,896	28,106
Total property, plant and equipment	$74,331	$74,892
Less: Accumulated depreciation	(9,137)	(1,717)
Total property, plant and equipment, net	$65,194	$73,175

Depreciation expense was $7,450 and nil for the six months ended June 30, 2026 and 2025, respectively.

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

As of June 30, 2026, the Company had a total of 23,716,000 shares of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

9. AMOUNT DUE TO A DIRECTOR

As of June 30, 2026, a director of the Company advanced $27,790 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose. Imputed interest is considered insignificant.

As of December 31, 2025, a director of the Company advanced $15,565 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose. Imputed interest is considered insignificant.

10. INCOME TAX

The loss from operation before income tax of the Company for the six months ended June 30, 2026 and 2025 were comprised of the following:

	For the six months ended June 30, 2026 (Unaudited)	For the six months ended June 30, 2025 (Unaudited)
Tax jurisdictions from:
– Local	$(27,411)	$(9,518)
– Foreign, representing:
Marshall Islands (non-taxable jurisdiction)	(514)	(1,035)
Hong Kong	(171,999)	(20,601)
Loss before income taxes	$(199,924)	$(31,154)

Provision for income taxes consisted of the following:
	For the six months ended June 30, 2026 (Unaudited)	For the six months ended June 30, 2025 (Unaudited)
Current:
- Local	$-	$-
- Foreign	-	-
Total current	-	-

Deferred:
- Local	$-	$-
- Foreign	-	-
Total deferred	-	-
Total provision for income taxes	-	-

The Company is a U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the six months ended June 30, 2026.

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

No deferred taxes were recognized for the six months ended June 30, 2026.

Effective and Statutory Rate Reconciliation

The reconciliation of the federal statutory income tax amount and rate to the Company’s effective tax rate for the six months ended June 30, 2026 and 2025 is as follows:

	For the six months ended June 30, 2026 (Unaudited)		For the six months ended June 30, 2025 (Unaudited)
	Amount	Percent	Amount	Percent
Loss before income taxes	$(199,924)		$(31,154)
Statutory federal income tax rate	(41,984)	21%	(6,542)	21%
State and local income tax, net of federal income tax effect	5,756	(2.88)%	1,999	(6.41)%
Effect of foreign tax rate difference
Marshall Islands
-Changes in valuation allowances	-	-%	-	-%
-Foreign rate difference	108	(0.05)%	217	(0.70)%
Hong Kong
-Changes in valuation allowances	14,190	(10.97)%	1,700	(8.43)%
-Foreign rate difference	21,930	(7.10)%	2,626	(5.46)%
Income tax expense and effective tax rate	$-	-%	$-	-%

For the six months ended June 30, 2026 and 2025, the cash paid for income taxes of the Company were nil.

Deferred taxes of the Company are as follows:

	For the six months ended June 30, 2026 (Unaudited)	For the year ended December 31, 2025 (Audited)
Deferred tax assets
Net operating loss (NOL) carryforwards:
- Local	$25,721	$19,965
- Marshall Islands	-	-
- Hong Kong	26,545	12,355
Gross deferred tax assets	52,266	32,320
Less: Valuation allowance	(52,266)	(32,320)
Total deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided a full valuation allowance against its deferred tax assets of $52,266 as of June 30, 2026. For the six months ended June 30, 2026, the valuation allowance increased by $19,946 primarily relating to net operating loss carryforwards from the various tax regime.

11. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

Right-Of-Use Assets
Balance as of December 31, 2025 (Audited)	$378,944
New right-of-use assets recognized	-
Amortization for the period ended June 30, 2026	(36,867)
Adjustment for non-exercising option	-
Adjustment for foreign currency translation difference	(2,751)
Balance as of June 30, 2026 (Unaudited)	$339,326

Lease Liability
Balance as of December 31, 2025 (Audited)	$390,683
New lease liability recognized	-
Imputed interest for the period ended June 30, 2026	9,605
Gross repayment for the period ended June 30, 2026	(46,013)
Adjustment for non-exercising option	-
Adjustment for foreign currency translation difference	$(2,840)
Balance as of June 30, 2026 (Unaudited)	$351,435

Lease liability current portion	75,566
Lease liability non-current portion	$275,869

Other information:

	For the six months ended June 30, 2026 (Unaudited)	For the year ended December 31, 2025 (Audited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow to operating lease	$46,013	$20,297
Right-of-use assets obtained in exchange for operating lease liabilities	-	-
Remaining lease term for operating lease (years)	4.94	5.35
Weighted average discount rate for operating lease	5.25%	5.25%

12. RELATED PARTY TRANSACTIONS AND BALANCE

Name of Related Parties	Relationship with the Company
Chan Siu Hung	Chairman, Chief Executive Officer and Director of the Company
Related party A	An entity owned by our Chairman, Chief Executive Officer and Director of the Company
Related party B	An entity owned by our Chairman, Chief Executive Officer and Director of the Company

The Company rented office spaces from Related party A, with addresses as follow:

Property address	Leasing period	Monthly leasing fee
3/F, Mow Hing Industrial Building, 205 Wai Yip Street, Kwun Tong, Kowloon, Hong Kong	July 1, 2024 to June 30, 2025	$1,278 (HK$10,000)
Room B3, Block B, 3/F, Mow Hing Industrial Building, 205 Wai Yip Street, Kwun Tong, Kowloon, Hong Kong	July 1, 2025 to June 30, 2027	$1,917 (HK$15,000)

The Company purchases the trading goods and courier services from Related party B, amounting to $185,028 and $43,872 for the period ended June 30, 2026 and 2025, respectively.

Due to related party	As of June 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Related party B– operating	$165,364	$65,412
Related party B– financing	-	12,848
Total	$165,364	$78,260

As of June 30, 2026, regarding the operating portion, the amounts due to related party B of $75,341 is trade in nature, interest-free, unsecured, and repayable on normal trade credit terms. The amounts due to related party B of $90,023 is non-trade in nature, interest-free, unsecured, and repayable on demand.

13. CONCENTRATION OF RISK

Customer Concentration

For the three and six months ended June 30, 2026, the Company generated total revenue of $82,878 and $265,156, of which no customer accounted for more than 10% of the Company’s total revenue.

For the three and six months ended June 30, 2025, the Company generated total revenue of $31,552 and $76,376 respectively, of which no customer accounted for more than 10% of the Company’s total revenue.

Vendor Concentration

For the three and six months ended June 30, 2026, the Company incurred cost of revenues of $55,194 and $184,882 accounted by a single vendor.

For the three and six months ended June 30, 2025, the Company incurred cost of revenues of $18,013 and $43,148 respectively, accounted by a single vendor.

	For the three months ended June 30, 2026 (Unaudited)
	Cost of revenue	Percentage of Cost of revenue	Accounts payable, trade

Vendor A	$55,194	100%	$-
Total	$55,194	100%	$-

	For the six months ended June 30, 2026 (Unaudited)
	Cost of revenue	Percentage of Cost of revenue	Accounts payable, trade

Vendor A	$184,882	100%	$-
Total	$184,882	100%	$-

	For the three months ended June 30, 2025 (Unaudited)
	Cost of revenue	Percentage of Cost of revenue	Accounts payable, trade

Vendor A	$18,013	100%	$-
Total	$18,013	100%	$-

	For the six months ended June 30, 2025 (Unaudited)
	Cost of revenue	Percentage of Cost of revenue	Accounts payable, trade

Vendor A	$43,148	100%	$-
Total	$43,148	100%	$-

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

The Company does not have intra-entity sales.

	For the six months ended and as of June 30, 2026 (Unaudited)
By Business Unit	Retail Trading	Service Business	Total
Revenues	$265,156	$7,903	$273,059
Less:
Cost of revenues	$(184,882)	$-	$(184,882)
Segment gross profit	$80,274	7,903	88,177
Less:
Salary	(126,839)	(3,780)	(130,619)
Rental fees	(47,560)	(1,418)	(48,978)
Consultancy fees	(28,071)	(837)	(28,908)
Advertising	(22,338)	(666)	(23,004)
Professional fees	(18,270)	(544)	(18,814)
Audit fees	(7,769)	(231)	(8,000)
Other segment items	(28,916)	(862)	(29,778)
Segment loss	(279,763)	(8,338)	(288,101)
Other income	-	-	-
Loss before income tax	(199,489)	(435)	(199,924)
Income tax provision	-	-	-
Segment net loss	(199,489)	(435)	(199,924)

Reconciliation of segment gross profit
Total segment gross profit			88,177
Segment operating expenses			(288,101)
Other income			-
Income tax provision			-
Consolidated net loss			(199,924)

Total consolidated assets	$514,509	$15,335	$529,844
Capital expenditure	$63,307	$1,887	$65,194

•	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
•	Other segment items include management fee, office supplies, telecommunication, cleaning, bank charges.
•	Costs and assets are allocated based on revenue ratio. The allocation is based on the percentage of total revenue each segment contributes.

	For the six months ended and As of June 30, 2025 (Unaudited)
By Business Unit	Retail Trading Business		Total
Revenues		$76,376	$76,376
Less:
Cost of revenues		(43,148)	(43,148)
Segment gross profit		$33,228	$33,228
Less:
Audit fees		(8,000)	(8,000)
IT fees		(6,417)	(6,417)
Rental fees		(7,700)	(7,700)
Consultancy fees		(39,039)	(39,039)
Other segment items		(3,226)	(3,226)
Segment loss		(31,154)	(31,154)
Other income		-	-
Loss before income tax		(31,154)	(31,154)
Income tax provision		-	-
Segment net loss		$(31,154)	$(31,154)

Reconciliation of profit or loss
Adjustments and reconciling items			-
Consolidated net loss	$		$(31,154)

Total consolidated assets		$114,715	$114,715
Capital expenditure		$-	$-

•	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
•	Other segment items include bank charges, statutory fee, filing fee, printing and stationery.

	For the six months ended and as of June 30, 2026 (Unaudited)
By Geographical Location	Hong Kong	Non-Hong Kong	Total
Revenues	$273,059	$-	$273,059
Less:
Cost of revenues	$(184,882)	$-	$(184,882)
Segment gross profit	$88,177	-	88,177
Less:
Salary	(130,619)	-	(130,619)
Rental fees	(48,978)	-	(48,978)
Consultancy fees	(28,908)	-	(28,908)
Advertising	(23,004)	-	(23,004)
Professional fees	-	(18,814)	(18,814)
Audit fees	-	(8,000)	(8,000)
Other segment items	(28,668)	(1,110)	(29,778)
Segment loss	(260,177)	(27,924)	(288,101)
Other income	-	-	-
Loss before income tax	(172,000)	(27,924)	(199,924)
Income tax provision	-	-	-
Segment net loss	(172,000)	(27,924)	(199,924)

Reconciliation of segment gross profit
Total segment gross profit			88,177
Segment operating expenses			(288,101)
Other income			-
Income tax provision			-
Consolidated net loss			(199,924)

Total consolidated assets	$358,657	$171,187	$529,844
Capital expenditure	$65,194	$-	$65,194

•	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
•	Other segment items include management fee, office supplies, telecommunication, cleaning, bank charges.

	For the six months ended and As of June 30, 2025 (Unaudited)
By Geographical Location	Hong Kong	Non-Hong Kong	Total
Revenues	$76,376	$-	$76,376
Less:
Cost of revenues	$(43,148)	$-	$(43,148)
Segment gross profit	$33,228	-	33,228
Less:
Audit fees	-	(8,000)	(8,000)
IT fees	(6,417)	-	(6,417)
Rental fees	(7,700)	-	(7,700)
Consultancy Fees	(39,039)	-	(39,039)
Other segment items	(673)	(2,553)	(3,226)
Segment loss	(20,601)	(10,553)	(31,154)
Other income	-	-	-
Loss before income tax	(20,601)	(10,553)	(31,154)
Income tax provision	-	-	-
Segment net loss	(20,601)	(10,553)	(31,154)

Reconciliation of segment gross profit
Total segment gross profit			33,228
Segment operating expenses			(64,382)
Other income			-
Income tax provision			-
Consolidated net loss			(31,154)

Total consolidated assets	$40,827	$73,888	$114,715
Capital expenditure	$-	$-	$-

•	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
•	Other segment items include bank charges, statutory fee, filing fee, printing and stationery.

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

Results of Operations for three and six months ended June 30, 2026 and 2025

Revenues

For the three and six months ended June 30, 2026, the Company has generated a revenue of $84,303 and $273,059 respectively. The revenue generated was mainly from the retail sales of health supplements and topical creams, amount of $265,156 and provision of physical check-up services, amount of $7,903.

For the three and six months ended June 30, 2025, the Company generated revenue in the amount of $31,552 and $76,376 respectively. The revenue generated was mainly from the retail sales of health supplements and topical creams.

Cost of revenues

For the three and six months ended June 30, 2026, the Company has cost of revenues in the amount of $55,194 and $184,882 respectively. Cost of retail trading revenue was $184,882, while cost of service revenue was nil.

For the three and six months ended June 30, 2025, the Company has cost of revenues in the amount of $18,013 and $43,148 respectively.

The cost of retail trading revenue was mainly from the products cost and delivery cost. Currently, our product costs are 60% off of the recommended retail price now. Pursuant to the non-exclusive distributor agreement with Scientist Home Limited, Scientist Home Limited shall have the right to revise products price at any time. Price changes shall apply to all purchase orders received after the effective date with the notice, except that any price increase shall be effective immediately upon notice to distributor and apply to those accepted but undelivered orders.

The cost of service revenue was mainly from the medical supplies cost.

General and Administrative Expenses

For the three and six months ended June 30, 2026, the Company incurred general and administrative expenses of $126,961 and $288,101 respectively. These were primarily comprised of staff salary, rental fees, consultancy fees , advertising, professional fees, audit fees, and other fees.

For the three and six months ended June 30, 2025, the Company had general and administrative expenses in the amount of $51,687 and $64,382 respectively. These were primarily comprised of professional fees, audit fees, IT fees, rental fees, company incorporation fees, bank charges, filing fee, printing and stationery.

Net Loss

Our net loss for the three and six months ended June 30, 2026 was $97,852 and $199,924 respectively.

Our net loss for the three and six months ended June 30, 2025 were $37,213 and $31,154 respectively.

Liquidity and Capital Resources

The Company’s cash and cash equivalents have decreased from $68,888 as of December 31, 2025 to $9,047 as of June 30, 2026. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended June 30, 2026, the Company incurred a net loss of $199,924 and net current liabilities of $214,975. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2025 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash used in Operating Activities

Net cash used in operating activities was $84,656 for the six months ended June 30, 2026. The cash used in operating activities was attributable to the net loss, contra by increase in advances from a related party, increase in other payables and accrued liabilities, and decrease in deposits and prepayments.

Net cash used in operating activities was $10,126 for the six months ended June 30, 2025. The cash used in operating activities was attributable to the net loss and increase in inventories, contra by increase in other payables and accrued liabilities, and increase in advances from a related party.

Cash Used in Investing Activity

For the six months ended June 30, 2026 and 2025, the Company did not generate nor used any cash in investing activity.

Cash Provided by Financing Activities

Net cash provided by financing activities was $25,105 for the six months ended June 30, 2026, which was primarily due to advances from a director and advances from a related party.

Net cash provided by financing activities was $102,959 for the six months ended June 30, 2025, which was primarily due to issuance of shares, advances from a director and advances from a related party.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2026.

Contractual Obligations

As of June 30, 2026, we have two operating lease agreements for two office spaces in Hong Kong with a non-cancellable term of two years from July 1, 2025, to June 30, 2027, and a non-cancellable term of three years from September 16, 2025 to September 15, 2028, respectively. The future minimum rental payments under these leases in the aggregate are approximately $172,549 and are due as follows: 2026: $46,013; 2027: $80,523; and 2028: $46,013, respectively.

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

Allowance for inventories obsolescence

Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. The Company did not recognize any inventory write-downs for the period ended June 30, 2026.

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

Despite the common ownership the Company and Scientist Home Limited, the Company concludes that it controls the specified goods before they are transferred because it has entered into a non-exclusive distribution agreement that permits the Company to sell the products to its customers. The products purchased from the supplier are delivered and stored in the Company office. The Company has inventory risk before the goods is transferred to its customers. As part of this assessment, the Company also considers the three indicators of control in the standard and makes the following determinations that support its overall control evaluation:

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which intended to improve the navigability of the guidance in Accounting Standards Codification (“ASC”) Topic 270 and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. The ASU also addresses the form and content of such financial statements, adds list to ASC 270 of the interim disclosures required by all other ASC topics, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments are not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather to reflect the effects of the SEC’s form and content requirements related to interim reporting. The amendments of this ASU are effective to us for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. This ASU may be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of this ASU on our interim reporting financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This ASU is intended to enhance the Codification by refining guidance and simplifying its application through technical corrections, helping to enhance consistency and make the standards easier for preparers and users to interpret. The ASU is effective for fiscal years beginning after December 15, 2026, and the interim periods within fiscal years beginning after December 15, 2026. We are currently evaluating the impact of this ASU on the Company’s consolidated financial statements and disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2026, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the period ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SCIENTIST HOME FUTURE HEALTH LIMITED

Dated: August 11, 2026	By:	/s/ Chan Siu Hung
Chan Siu Hung
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director (Principal Executive Officer and Principal Financial Officer)

