Form 10-Q
period 2026-09-30
Scientist Home Future Health Ltd
filed 2026-10-30
CIK 2032609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated Shell, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of October 30, 2026 was 23,716,000 shares.

SCIENTIST HOME FUTURE HEALTH LIMITED

QUARTERLY REPORT ON FORM 10-Q

For the nine months ended September 30, 2026

2

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

SCIENTIST HOME FUTURE HEALTH LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2026 (UNAUDITED) AND DECEMBER 31, 2025 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of September 30, 2026	As of December 31, 2025
Assets	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$13,653	$68,888
Inventories	129,162	34,006
Deposits and prepayments	83,260	89,352
Total current assets	226,075	192,246

Non-current assets
Right-of-use assets, net (including $16,908 and $33,435 of right-of-use assets from related party as of September 30, 2026 and December 31, 2025, respectively)	$320,383	$378,944
Property, plant and equipment, net	61,440	73,175
Total non-current assets	381,823	452,119

Total assets	$607,898	$644,365

Liabilities and stockholders’ equity
Current liabilities
Other payables and accrued liabilities	$55,727	$44,635
Income tax payable	1,816	1,831
Amount due to a related party	264,437	78,260
Amount due to a director	31,410	15,565
Lease liability – current portion (including $16,908 and $21,997 of lease liability – current portion to related party as of September 30, 2026 and December 31, 2025, respectively)	70,731	74,167
Total current liabilities	424,121	214,458

Non-current liabilities
Lease liability – non-current portion (including $Nil and $11,438 lease liability – non-current portion to related party as of September 30, 2026 and December 31, 2025, respectively)	$261,982	$316,516
Total non-current liabilities	261,982	316,516

Total liabilities	$686,103	$530,974

Stockholders’ equity
Common stock, par value $0.0001; 200,000,000 shares authorized, 23,716,000 and 23,716,000 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	$2,372	$2,372
Additional paid in capital	360,588	360,588
Accumulated other comprehensive loss	(2,748)	(2,864)
Accumulated deficit	(438,417)	(246,705)
Total stockholders’ deficit	$(78,205)	$113,391

Total liabilities and stockholders’ equity	$607,898	$644,365

The accompanying notes are an integral part of these financial statements.

SCIENTIST HOME FUTURE HEALTH LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Retail trading revenue	$209,623	$39,604	$474,779	$115,980
Service revenue	2,361	-	10,264	-
Total revenues	211,984	39,604	485,043	115,980

Cost of revenues:
Cost of revenues (including $90,964 and $23,534 of cost of revenues to related party for the three months ended September 30, 2026 and 2025 respectively; including $275,846 and $66,682 of cost of revenues to related party for the nine months ended September 30, 2026 and 2025)	(90,964)	(23,534)	(275,846)	(66,682)
Cost of service revenue	-	-	-	-
Total cost of revenues	(90,964)	(23,534)	(275,846)	(66,682)

Gross profit	121,020	16,070	209,197	49,298

Selling, general and administrative expenses (including $5,738 and $5,768 of selling, general and administrative expenses to related party for the three months ended September 30, 2026 and 2025 respectively; including $17,241 and $13,459 of selling, general and administrative expenses to related party for the nine months ended September 30, 2026 and 2025)	(112,808)	(63,915)	(400,909)	(128,297)

Income/(Loss) from operation	8,212	(47,845)	(191,712)	(78,999)

Other Income	-	-	-	-

Income/(Loss) before income tax	8,212	(47,845)	(191,712)	(78,999)

Income tax expense	-	-	-	-

Net income/(loss)	$8,212	$(47,845)	$(191,712)	$(78,999)

Other comprehensive income/(loss):
Foreign currency translation	(93)	(2,184)	116	(1,977)

Total comprehensive income/(loss)	$8,119	$(50,029)	$(191,596)	$(80,976)

Net income/(loss) per share, basic and diluted	0.00	(0.00)	(0.01)	(0.00)

Weighted average number of common shares outstanding - basic and diluted	23,716,000	23,660,554	23,716,000	23,548,106

The accompanying notes are an integral part of these financial statements.

SCIENTIST HOME FUTURE HEALTH LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

For the nine months ended September 30, 2026 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2025	23,716,000	$2,372	$360,588	$(2,864)	$(246,705)	$113,391
Net loss for the period	-	-	-	-	(102,072)	(102,072)
Foreign currency translation	-	-	-	108	-	108
Balance as of March 31, 2026	23,716,000	$2,372	$360,588	$(2,756)	$(348,777)	$11,427
Net loss for the period	-	-	-	-	(97,852)	(97,852)
Foreign currency translation	-	-	-	101	-	101
Balance as of June 30, 2026	23,716,000	$2,372	$360,588	$(2,655)	$(446,629)	$(86,324)
Net income for the period	-	-	-	-	8,212	8,212
Foreign currency translation	-	-	-	(93)	-	(93)
Balance as of September 30, 2026	23,716,000	$2,372	$360,588	$(2,748)	$(438,417)	$(78,205)

For the nine months ended September 30, 2025 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	SUBSCRIPTION RECEIVABLE	TOTAL EQUITY
Balance as of December 31, 2024	23,480,000	$2,348	$6,612	$-	$(14,980)		$(6,020)
Net income for the period	-	-	-	-	6,059		6,059
Foreign currency translation	-	-	-	(12)	-	-	(12)
Balance as of March 31, 2025	23,480,000	$2,348	$6,612	$(12)	$(8,921)	-	$27
Issuance of shares	64,000	$6	$95,994	-	-	(7,500)	$88,500
Net loss for the period	-	-	-	-	$(37,213)	-	$(37,213)
Foreign currency translation	-	-	-	219	-	-	219
Balance as of June 30, 2025	23,544,000	2,354	102,606	207	(46,134)	(7,500)	51,533
Issuance of shares	172,000	$18	$257,982	-	-	7,500	$265,500
Net loss for the period	-	-	-	-	$(47,845)	-	$(47,845)
Foreign currency translation	-	-	-	(2,184)	-	-	(2,184)
Balance as of September 30, 2025	23,716,000	2,372	360,588	(1,977)	(93,979)	-	267,004

The accompanying notes are an integral part of these financial statements.

SCIENTIST HOME FUTURE HEALTH LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(191,712)	$(78,999)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,167	-
Amortization of operating lease right-of-use assets	55,618	6,592

Changes in operating assets and liabilities:
Inventories	(95,634)	641
Deposits and prepayments	5,395	(48,005)
Other payables and accrued liabilities	11,362	(9,952)
Amount due to a related party	129,501	23,919
Change in lease liability	(54,930)	(3,670)
Net cash used in operating activities	$(129,233)	$(109,474)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares	$-	$354,000
Amount due to a director	15,954	1,625
Amount due to a related party	58,380	12,818
Net cash provided by financing activities	$74,334	$368,443

Effect of exchange rate changes in cash and cash equivalents	$(336)	$(1,980)

Net (decrease)/increase in cash and cash equivalents	(55,235)	256,989
Cash and cash equivalents, beginning of period	68,888	18,621
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,653	$275,610

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$403,886
Expenses paid by related party B on behalf of the Company	$129,210	$86,676

The accompanying notes are an integral part of these financial statements.

SCIENTIST HOME FUTURE HEALTH LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025 (UNAUDITED)

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

Because these transactions occurred between entities under the continuous common control of Mr. Chan Siu Hung, the reorganization was accounted for as a combination of entities under common control in accordance with FASB Accounting Standards Codification ("ASC") Subtopic 805-50, Business Combinations — Related Issues. Pursuant to ASC 805-50, the assets and liabilities transferred were recognized at their historical carrying amounts at the date of the transfer. The financial statements have been retroactively adjusted to reflect the combination as if the current corporate structure had been in place since inception (July 3, 2024), and the historical equity accounts of the combining entities have been combined.

Scientist Home Future Health Limited and its subsidiaries are hereinafter referred to as the “Company”.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and in conformity with generally accepted accounting principles in the U.S. (“US GAAP”) for interim financial information, including Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. All material inter-company accounts and transactions have been eliminated in consolidation. The Company has adopted December 31 as its fiscal year end.

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.

These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

3. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has experienced recurring operating losses, negative cash flows from operations, and has a significant working capital deficit. For the nine months ended September 30, 2026, the Company incurred a net loss of $191,712 and negative cash flows from operating activities of $129,233. As of September 30, 2026, the Company had cash of $13,653, a working capital deficit of $198,046, and an accumulated stockholders’ deficit of $78,205. Our current cash balance provides less than one month of operational cash runway based on our regular cash burn requirements.

The Company's operations have been heavily dependent on financial support from related party B, which has provided $264,437 of on-demand funding through September 30, 2026. This balance is interest-free and contractually repayable on demand, which introduces an immediate liquidity strain should the related party request settlement.

These factors, along with the fact that the Company’s independent registered public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern in its report on the December 31, 2025 financial statements, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.

Based on the Company's current operating structure, management estimates its regular operating cash requirements to be a monthly burn rate of approximately $21,300, resulting in a total projected cash outflow and working capital funding gap of $255,600 over the next 12 months to maintain base administrative and operational expenses. To mitigate these conditions and support ongoing operations, management’s plans include:

•	Shareholder and external funding: Actively seeking additional capital injections from existing shareholders and external investors through new equity or stock issuances.

•	Cost-control measures: Implementing rigorous operational efficiency plans and targeted cash preservation strategies to strictly monitor and minimize administrative overhead.

•	Continued related party reliance: Drawing on continued working capital advances from related party B as necessary to meet short-term operational obligations.

The execution of the equity financing strategy and the continued reliance on funding from Related Party B are subject to market conditions and are outside of management's direct control. The historical financial support from the related party is discretionary, and there is no written or contractually binding financial support agreement in place to secure future funding. Because these plans have not been legally finalized or contractually backed as of the issuance date, it is probable that these plans cannot be effectively implemented to fully mitigate the liquidity risk.

Accordingly, management's plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company extends credit to its customers in the normal course of business and generally does not require collateral. The Company’s credit terms are dependent upon the segment, and the customer. The Company assesses the probability of collection from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history and its current creditworthiness. If in management’s judgment collection is not probable, the Company does not record revenue until the uncertainty is removed. The Company has no material receivables as of September 30, 2026.

Inventories

Inventories consist of finished goods and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the period in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs. No write-downs for obsolete finished goods for the period ended September 30, 2026.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, with depreciation and amortization provided using the straight-line method over the following periods:

Asset Categories	Depreciation Periods
Computer equipment	5 years
Machinery	5 years
Office equipment	5 years

Revenue Recognition

The Company derives its revenues through the sale of goods, primarily health supplements and topical creams, and the provision of physical check-up services. Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services.

The Company applies ASC 606 and utilizes the following five-step model in order to determine the timing and amount of revenue recognition:

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

Provision of physical check-up services

- Performance obligations satisfied at a point in time

The Company records revenue at a point in time from the provision of physical check-up services upon completion and delivery of the services at the Company’s office, which represents the point where control of the services transfers to the customer. The Company has determined that its performance obligation is to perform the agreed-upon specimen collection and testing procedures, and generate the related objective test results. Because the customer cannot utilize or derive benefit from the testing process until the objective results are determined, the performance obligation does not meet any of the criteria for over-time recognition under ASC 606.

Accordingly, the performance obligation is satisfied at a point in time upon the completion of the sampling and testing procedures that produce the final objective results and render the service complete. The subsequent compilation or transmission of these test results to the customer is considered an administrative activity and does not represent a separate performance obligation. Revenue is recorded net of discounts.

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

- Sales of health supplements and topical creams products

Despite the common ownership the Company and related party B, the Company concludes that it controls the specified goods before they are transferred because it has entered into a non-exclusive distribution agreement that permits the Company to sell the products to its customers. The products purchased from the supplier are delivered and stored in the Company office. The Company has inventory risk before the goods is transferred to its customers. As part of this assessment, the Company also considers the three indicators of control in the standard and makes the following determinations that support its overall control evaluation:

•	The Company is responsible for fulfilling the promise to the customer, and the Company takes responsibility for the acceptability of the products.

•	The Company has inventory risk before the specified good or service has been transferred to a customer or after transfer of control to the customer.

•	The Company has discretion to establish prices.

Hence, the Company concludes that it is a principal for the products sold.

Disaggregated information of revenues are as follows:

	Three Months Ended September 30, 2026	Proportion %	Nine Months Ended September 30, 2026	Proportion %
Retail trading revenue:
Scientist Home Cholipolysis Cholic Acid	$30,381	14.33%	$81,754	16.86%
Scientist Home Immune Study	$14,903	7.03%	$42,323	8.73%
Scientist Home Mixed Gelatine Hydrolysate	$24,502	11.56%	$41,724	8.60%
Scientist Home High Concentration Proteinase	$19,881	9.38%	$37,087	7.64%
Scientist Home Fibrosis Study	$7,259	3.42%	$24,304	5.01%
Scientist Home Chelation Study	$7,056	3.33%	$22,557	4.65%
Lipolysis and Fat Reduction Research	$11,181	5.28%	$20,726	4.27%
Enzyme and Coenzyme Research	$7,089	3.34%	$20,394	4.20%
Iron Heavy Metals Chelation	$8,136	3.84%	$17,807	3.67%
Matrine Propolis	$6,206	2.93%	$13,820	2.85%
Regulatory T Cells Research	$6,041	2.85%	$14,251	2.94%
Neurological Study	$6,548	3.09%	$11,821	2.44%
Scientist Home Bone Gelatine Hydrolysate	$5,480	2.59%	$11,624	2.39%
Scientist HomeE Mixed Inositol	$5,092	2.40%	$11,166	2.30%
Mixed Gelatine Hydrolysate	$11,140	5.26%	$11,140	2.30%
Prostate Health Research	$3,105	1.46%	$10,008	2.06%
Hydrolyzed Collagen	$9,201	4.34%	$9,201	1.90%
Recurrence Research	$1,085	0.51%	$8,976	1.85%
Inversion Study	$3,053	1.44%	$8,529	1.76%
Vascular Study	$2,210	1.04%	$5,781	1.19%
Mixed Taurine	$1,350	0.64%	$5,658	1.17%
Calcification Study Cream	$2,811	1.33%	$4,792	0.99%
New Fiber Research	$3,207	1.51%	$4,242	0.87%
Thyroid research	$1,006	0.47%	$4,169	0.86%
Others (Rest of Products and Delivery Fee)	$11,700	5.53%	$30,925	6.38%
Total retail trading revenue	$209,623	98.89%	$474,779	97.88%
Service revenue:
Blood test and Ultrasound	$2,361	1.11%	$10,264	2.12%
Total service revenue	$2,361	1.11%	$10,264	2.12%
Total revenues	$211,984	100%	$485,043	100%

	Three Months Ended September 30, 2025	Proportion %	Nine months Ended September 30, 2025	Proportion %
Scientist Home Mixed Gelatine Hydrolysate	$17,762	44.85%	$46,428	40.03%
Scientist Home High Concentration Proteinase	$12,348	31.18%	$32,970	28.43%
Scientist Home Vein Cream	$3,335	8.42%	$19,135	16.50%
Scientist Home Bone Gelatine Hydrolysate	$2,467	6.23%	$6,547	5.64%
Scientist Home Spermaceti Cream	$1,666	4.21%	$4,926	4.25%
Scientist Home Calcification Cream	$1,759	4.44%	$4,811	4.15%
Others (Delivery Fee)	$267	0.67%	$1,163	1.00%
Total retail trading revenue	$39,604	100%	$115,980	100%

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

The Company’s basic earnings per share is computed by dividing the net income available to holders by the weighted average number of the Company’s common stock outstanding. Diluted earnings per share reflects the amount of net income available to each common stock outstanding during the period plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued.

For the three and nine months ended September 30, 2026 and 2025, the Company had no potentially dilutive securities outstanding. Accordingly, basic and diluted net loss per share are identical for all periods presented.

Advertising Costs

Advertising costs are expensed as incurred. For the nine months ended September 30, 2026 and 2025, advertising expenses were $33,254 and $Nil, respectively, and are included within general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended September 30, 2026	As of and for the year ended December 31, 2025	As of and for the nine months ended September 30, 2025
Period-end HK$ : US$1 exchange rate	7.8467	7.7833	7.8499
Period-average HK$ : US$1 exchange rate	7.83	7.7955	7.7922

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

Lease

The Company determines if an arrangement is a lease at inception. The Company leases offices under operating leases with fixed periods that may include options to extend or terminate the lease. The lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

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

As of September 30, 2026, the Company holds two operating leases for office spaces located in Hong Kong:

The Company entered a lease for a lease term of 24 months, commence from July 1, 2025. The monthly rental cost for this office space is approximately $1,916 (HK$15,000). The lease will end on June 30, 2027. The lease does not have any renewal option.

The Company entered a lease for a lease term of 36 months, commence from September 16, 2025. The monthly rental cost for this office space is approximately $5,747 (HK$45,000). The lease will end on September 15, 2028. The lease has a renewal option for the period from September 16, 2028 to September 15, 2031, with 4% annual increment on monthly rental cost per year. Management performs an ongoing assessment of its renewal options. As of the lease commencement date, management has determined that it is reasonably certain to exercise the three-year renewal option due to significant localized leasehold improvements and custom infrastructure installations completed during initial occupancy. Accordingly, the optional renewal period (September 16, 2028, to September 15, 2031) has been included in the lease term, resulting in a total recognized lease term of 72 months.

Segment Information

Reportable segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company has two reportable segments based on business unit, retail trading and service business, and two reportable segments based on geographical location, Hong Kong and Non-Hong Kong. See Note 15 - Segment Reporting.

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

Emerging Growth Company Accounting Election

The Company is an Emerging Growth Company ("EGC") as defined in Section 2(a) of the Securities Act of 1933, as amended, by the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). Section 107 of the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised financial accounting standards. This allows an EGC to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

The Company has elected to use this extended transition period and, as a result, will adopt new or revised accounting standards on the relevant dates on which adoption is required for entities other than public business entities (non-PBEs).

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which intended to improve the navigability of the guidance in Accounting Standards Codification (“ASC”) Topic 270 and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. The ASU also addresses the form and content of such financial statements, adds list to ASC 270 of the interim disclosures required by all other ASC topics, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments are not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather to reflect the effects of the SEC’s form and content requirements related to interim reporting. The amendments of this ASU are effective to us for interim reporting periods within annual reporting periods beginning after December 15, 2028, with early adoption permitted. Companies have the option to apply this guidance either on a retrospective or prospective basis, and early adoption is permitted. We are currently evaluating the impact of this ASU on our interim reporting financial statements and disclosures.

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

There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance for the period ended September 30, 2026 that are of significance or potential significance to us.

5. INVENTORIES

	As of September 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Trading goods	$129,162	$33,632
Goods in transit	$-	$374
Total inventories	$129,162	$34,006

6.  DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of the following:

	As of September 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Deposits	$50,396	$48,417
Prepayments	32,864	40,935
Total deposits and prepayment	$83,260	$89,352

7. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consist of the following:

	As of September 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Accrual	$28,581	$23,703
Other payables	27,146	20,932
Total other payables and accrued liabilities	$55,727	$44,635

8. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	As of September 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Computer equipment	$4,542	$4,580
Machinery	41,865	42,206
Office equipment	27,879	28,106
Total property, plant and equipment	$74,286	$74,892
Less: Accumulated depreciation	(12,846)	(1,717)
Total property, plant and equipment, net	$61,440	$73,175

Depreciation expense was $11,167 and $Nil for the nine months ended September 30, 2026 and 2025, respectively.

9. SHAREHOLDERS’ EQUITY

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

As of September 30, 2026, the Company had a total of 23,716,000 shares of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

10. AMOUNT DUE TO A DIRECTOR

As of September 30, 2026, a director of the Company advanced $31,410 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose. Imputed interest is considered insignificant.

As of December 31, 2025, a director of the Company advanced $15,565 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose. Imputed interest is considered insignificant.

11. INCOME TAX

The Company determines its interim income tax provision by applying the estimated annual effective tax rate to year-to-date ordinary income, in accordance with the interim period guidance under ASC 740-270. This estimated rate reflects our projected full-year tax profile and serves as the primary basis for the annual tax rate reconciliation presented below.

The loss from operation before income tax of the Company for the nine months ended September 30, 2026 and 2025 were comprised of the following:

	For the nine months ended September 30, 2026 (Unaudited)	For the nine months ended September 30, 2025 (Unaudited)
Tax jurisdictions from:
– Local	$(41,704)	$(40,122)
– Foreign, representing:
Marshall Islands (non-taxable jurisdiction)	(791)	(1,035)
Hong Kong	(149,217)	(37,842)
Loss before income taxes	$(191,712)	$(78,999)

Provision for income taxes consisted of the following:
	For the nine months ended September 30, 2026 (Unaudited)	For the nine months ended September 30, 2025 (Unaudited)
Current:
- Local	$-	$-
- Foreign	-	-
Total current	-	-

Deferred:
- Local	$-	$-
- Foreign	-	-
Total deferred	-	-
Total provision for income taxes	-	-

The Company is a U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the nine months ended September 30, 2026.

Scientist Home Holding was incorporated in the Republic of Marshall Islands and, under the laws of Marshall Islands, is not subject to income taxes.

The Company operates in Hong Kong and files tax returns in the Hong Kong jurisdiction. Scientist Home HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. (the first HKD 2 million (equivalent USD 255,000) of profits earned by the company will be taxed at half the current tax rate (i.e., 8.25%) whilst the remaining profits will continue to be taxed at the existing 16.5% tax rate.)

No deferred taxes were recognized for the nine months ended September 30, 2026.

Effective and Statutory Rate Reconciliation

The reconciliation of the federal statutory income tax amount and rate to the Company’s effective tax rate for the nine months ended September 30, 2026 and 2025 is as follows:

	For the nine months ended September 30, 2026 (Unaudited)		For the nine months ended September 30, 2025 (Unaudited)
	Amount	Percent	Amount	Percent
Loss before income taxes	$(191,712)		$(78,999)
Statutory federal income tax rate	(40,260)	21%	(16,590)	21%
State and local income tax, net of federal income tax effect	-	-%	-	-%
Change in valuation allowances
-Change in valuation allowances – U.S.	8,758	(4.57)%	8,426	(10.67)%
-Change in valuation allowances – Marshall Islands	-	-%	-	-%
-Change in valuation allowances – Hong Kong	12,311	(6.42)%	3,122	(3.95)%
Effect of foreign tax rate differences
-Foreign rate difference – Marshall Islands	166	(0.09)%	217	(0.27)%
-Foreign rate difference – Hong Kong	19,025	(9.92)%	4,825	(6.11)%
Income tax expense and effective tax rate	$-	-%	$-	-%

For the nine months ended September 30, 2026 and 2025, the cash paid for income taxes of the Company were nil.

Deferred taxes of the Company are as follows:

	As of September 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Deferred tax assets
Net operating loss (NOL) carryforwards:
- Local	$28,723	$19,965
- Marshall Islands	-	-
- Hong Kong	24,665	12,355
Gross deferred tax assets	53,388	32,320
Less: Valuation allowance	(53,388)	(32,320)
Total deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided a full valuation allowance against its deferred tax assets of $53,388 as of September 30, 2026. For the nine months ended September 30, 2026, the valuation allowance increased by $21,068 primarily relating to net operating loss carryforwards from the various tax regime.

12. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

Right-Of-Use Assets
Balance as of December 31, 2025 (Audited)	$378,944
New right-of-use assets recognized	-
Amortization for the period ended September 30, 2026	(55,618)
Adjustment for non-exercising option	-
Adjustment for foreign currency translation difference	(2,943)
Balance as of September 30, 2026 (Unaudited)	$320,383

Lease Liability
Balance as of December 31, 2025 (Audited)	$390,683
New lease liability recognized	-
Imputed interest for the period ended September 30, 2026	14,036
Gross repayment for the period ended September 30, 2026	(68,966)
Adjustment for non-exercising option	-
Adjustment for foreign currency translation difference	$(3,040)
Balance as of September 30, 2026 (Unaudited)	$332,713

Lease liability current portion	70,731
Lease liability non-current portion	$261,982

Lease Cost

The components of lease cost are reflected in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating lease cost	$23,181	$8,691	$69,653	$8,691
Total lease cost	$23,181	$8,691	$69,653	$8,691

Other information:

	For the nine months ended September 30, 2026 (Unaudited)	For the nine months ended September 30, 2025 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow to operating lease	$68,966	$5,768
Right-of-use assets obtained in exchange for operating lease liabilities	-	-
Remaining lease term for operating lease (years)	4.74	5.55
Weighted average discount rate for operating lease	5.25%	5.25%

Maturity Analysis

The following table reflects undiscounted cash flows on an annual basis for the Company’s lease liabilities as of September 30, 2026;

Period / Fiscal Year	Operating leases
Remainder of 2026	$22,989
2027	$80,460
2028	$69,885
2029	$72,680
2030	$75,588
2031	$55,476
Total lease payments	$377,078
Less: Imputed interest	$(43,562)
Less: Foreign exchange translation adjustment	$(803)
Discounted lease liability	$332,713

13. RELATED PARTY TRANSACTIONS AND BALANCE

Name of Related Parties	Relationship with the Company
Chan Siu Hung	Chairman, Chief Executive Officer and Director of the Company
Related party A	An entity owned by our Chairman, Chief Executive Officer and Director of the Company
Related party B	An entity owned by our Chairman, Chief Executive Officer and Director of the Company

The Company rented office spaces from related party A, with addresses as follow:

Property address	Leasing period	Monthly leasing fee
3/F, Mow Hing Industrial Building, 205 Wai Yip Street, Kwun Tong, Kowloon, Hong Kong	July 1, 2024 to June 30, 2025	$1,277 (HK$10,000)
Room B3, Block B, 3/F, Mow Hing Industrial Building, 205 Wai Yip Street, Kwun Tong, Kowloon, Hong Kong	July 1, 2025 to June 30, 2027	$1,916 (HK$15,000)

	For the nine months ended September 30, 2026 (Unaudited)	For the nine months ended September 30, 2025 (Unaudited)
Operating lease cost to related party A	$17,241	$13,459

The Company purchases the trading goods and courier services from related party B, amounting to $186,452 and $22,183 for the three months ended September 30, 2026 and 2025, respectively.

The Company purchases the trading goods and courier services from related party B, amounting to $371,480 and $66,055 for the nine months ended September 30, 2026 and 2025, respectively.

Due to related party	As of September 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Related party B– operating	$65,863	$(63,878)
Related party B– financing	198,574	142,138
Total	$264,437	$78,260

As of September 30, 2026, the amounts due to related party B of $65,863 is trade in nature, interest-free, unsecured, and repayable on normal trade credit terms. The amounts due to related party B of $198,574 is non-trade in nature, interest-free, unsecured, and repayable on demand.

As of December 31, 2025, the amounts due from related party B of $63,878 is trade in nature, interest-free, unsecured, and repayable on normal trade credit terms. The amounts due to related party B of $142,138 is non-trade in nature, interest-free, unsecured, and repayable on demand.

14. CONCENTRATION OF RISK

Customer Concentration

For the three and nine months ended September 30, 2026, the Company generated total revenue of $211,984 and $485,043, respectively, of which no customer accounted for more than 10% of the Company’s total revenue.

For the three and nine months ended September 30, 2025, the Company generated total revenue of $39,604 and $115,980 respectively, of which no customer accounted for more than 10% of the Company’s total revenue.

Vendor Concentration

For the three and nine months ended September 30, 2026, the Company incurred cost of revenues of $90,964 and $275,846, respectively, accounted by a single vendor.

For the three and nine months ended September 30, 2025, the Company incurred cost of revenues of $23,534 and $66,682 respectively, accounted by a single vendor.

	For the three months ended September 30, 2026 (Unaudited)
	Cost of revenue	Percentage of Cost of revenue	Accounts payable, trade

Related party B	$90,964	100%	$65,863
Total	$90,964	100%	$65,863

	For the nine months ended September 30, 2026 (Unaudited)
	Cost of revenue	Percentage of Cost of revenue	Accounts payable, trade

Related party B	$275,846	100%	$65,863
Total	$275,846	100%	$65,863

	For the three months ended September 30, 2025 (Unaudited)
	Cost of revenue	Percentage of Cost of revenue	Accounts payable, trade

Related party B	$23,534	100%	$49,978
Total	$23,534	100%	$49,978

	For the nine months ended September 30, 2025 (Unaudited)
	Cost of revenue	Percentage of Cost of revenue	Accounts payable, trade

Related party B	$66,682	100%	$49,978
Total	$66,682	100%	$49,978

Related party B is an entity owned by our Chairman, Chief Executive Officer and Director of the Company.

15. SEGMENT REPORTING

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

The Company does not have intra-entity sales.

	For the nine months ended and as of September 30, 2026 (Unaudited)
By Business Unit	Retail Trading	Service Business	Total
Revenues	$474,779	$10,264	$485,043
Less:
Cost of revenues	$(275,846)	$-	$(275,846)
Segment gross profit	$198,933	10,264	209,197
Less:
Salary	(168,473)	(3,642)	(172,115)
Rental fees	(71,426)	(1,544)	(72,970)
Consultancy fees	(38,175)	(825)	(39,000)
Advertising	(32,550)	(704)	(33,254)
Professional fees	(26,200)	(566)	(26,766)
Audit fees	(11,746)	(254)	(12,000)
Depreciation	(10,931)	(236)	(11,167)
Other segment items	(32,924)	(713)	(33,637)
Total segment expenses	(392,425)	(8,484)	(400,909)
Other income	-	-	-
(Loss)/Income before income tax	(193,492)	1,780	(191,712)
Income tax provision	-	-	-
Segment net (loss)/income	(193,492)	1,780	(191,712)

Reconciliation of segment gross profit
Total segment gross profit			209,197
Segment operating expenses			(400,909)
Other income			-
Income tax provision			-
Consolidated net loss			(191,712)

Total consolidated assets	$595,034	$12,864	$607,898
Capital expenditure	$-	$-	$-

•	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
•	Other segment items include management fee, office supplies, telecommunication, cleaning, annual renewal, bank charges.
•	Costs and assets are allocated based on revenue ratio. The allocation is based on the percentage of total revenue each segment contributes.

	For the nine months ended and as of September 30, 2025 (Unaudited)
By Business Unit	Retail Trading Business	Total
Revenues	$115,980	$115,980
Less:
Cost of revenues	(66,682)	(66,682)
Segment gross profit	$49,298	$49,298
Less:
Audit fees	(12,000)	(12,000)
Building management fee	(4,627)	(4,627)
IT fees	(6,409)	(6,409)
Rental fees	(16,382)	(16,382)
Consultancy fees	(56,297)	(56,297)
Professional fees	(26,850)	(26,850)
Other segment items	(5,732)	(5,732)

Total segment expenses	(78,999)	(78,999)
Other income	-	-
Loss before income tax	(78,999)	(78,999)
Income tax provision	-	-
Segment net loss	$(78,999)	$(78,999)

Reconciliation of profit or loss
Adjustments and reconciling items		-
Consolidated net loss		(78,999)

Total consolidated assets	$723,008	$723,008
Capital expenditure	$-	$-

•	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
•	Other segment items include bank charges, statutory fee, filing fee, printing and stationery.

	For the nine months ended and as of September 30, 2026 (Unaudited)
By Geographical Location	Hong Kong	Non-Hong Kong	Total
Revenues	$485,043	$-	$485,043
Less:
Cost of revenues	$(275,846)	$-	$(275,846)
Segment gross profit	$209,197	-	209,197
Less:
Salary	(172,115)	-	(172,115)
Rental fees	(72,970)	-	(72,970)
Consultancy fees	(39,000)	-	(39,000)
Advertising	(33,254)	-	(33,254)
Professional fees	-	(26,766)	(26,766)
Audit fees	-	(12,000)	(12,000)
Depreciation	(11,167)	-	(11,167)
Other segment items	(29,908)	(3,729)	(33,637)
Total segment expenses	(358,414)	(42,495)	(400,909)
Other income	-	-	-
Loss before income tax	(149,217)	(42,495)	(191,712)
Income tax provision	-	-	-
Segment net loss	(149,217)	(42,495)	(191,712)

Reconciliation of segment gross profit
Total segment gross profit			209,197
Segment operating expenses			(400,909)
Other income			-
Income tax provision			-
Consolidated net loss			(191,712)

Total consolidated assets	$433,765	$174,133	$607,898
Capital expenditure	$-	$-	$-

•	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
•	Other segment items include management fee, office supplies, telecommunication, cleaning, annual renewal, bank charges.

	For the nine months ended and as of September 30, 2025 (Unaudited)
By Geographical Location	Hong Kong	Non-Hong Kong	Total
Revenues	$115,980	$-	$115,980
Less:
Cost of revenues	$(66,682)	$-	$(66,682)
Segment gross profit	$49,298	-	49,298
Less:
Audit fees	-	(12,000)	(12,000)
Building management fee	(4,627)		(4,627)
IT fees	(6,409)	-	(6,409)
Rental fees	(16,382)	-	(16,382)
Consultancy fees	(56,297)	-	(56,297)
Professional fees	-	(26,850)	(26,850)
Other segment items	(3,425)	(2,307)	(5,732)

Total segment expenses	(87,140)	(41,157)	(128,297)
Other income	-	-	-
Loss before income tax	(37,842)	(41,157)	(78,999)
Income tax provision	-	-	-
Segment net loss	(37,842)	(41,157)	(78,999)

Reconciliation of segment gross profit
Total segment gross profit			49,298
Segment operating expenses			(128,297)
Other income			-
Income tax provision			-
Consolidated net loss			(78,999)

Total consolidated assets	$428,436	$294,572	$723,008
Capital expenditure	$-	$-	$-

•	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
•	Other segment items include bank charges, statutory fee, filing fee, printing and stationery.

16. SUBSEQUENT EVENTS

In accordance with ASC 855, the Company evaluated all of its activity through the issue date of the financial statements and concluded that no subsequent events have occurred that would require recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this quarterly report on Form 10-Q contains “forward-looking statements.” These forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to: our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; the expansion and market acceptance of our product and check-up service lines; our pricing strategies; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to: the risks of limited management, labor, and financial resources; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

PRC Regulatory Actions and Legal Risks

The PRC government has recently increased oversight over overseas listings, data security, and anti-monopoly enforcement, introducing frameworks such as the PRC Personal Information Protection Law, the Measures for Cybersecurity Review, and CSRC filing requirements. While these regulations create general operational uncertainties for China-based issuers, our Hong Kong-based subsidiary currently operates outside Mainland China without a VIE structure, handles data for fewer than one million users, and is not classified as a critical information infrastructure operator. Consequently, we are not currently required to obtain explicit prior approvals from agencies like the CAC or CSRC for our business operations or offerings.

Transfers of Cash To and From Subsidiaries

Scientist Home Future Health Limited operates through its wholly owned subsidiary in Hong Kong, Scientist Home HK. The Company may rely on dividends or payments to be paid by Scientist Home HK to fund its cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders and U.S. investors, to service any debt we may incur and to pay our operating expenses. If Scientist Home HK incurs debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Cash is transferred through our organization in the following manner: (i) funds are transferred from Scientist Home Future Health Limited, our holding company incorporated in Nevada, U.S., to Scientist Home HK in Hong Kong through Scientist Home Holding, our intermediate holding company incorporated in the Republic of Marshall Islands, in the form of capital contributions or loans, as the case may be; and (ii) dividends or other distributions may be paid by Scientist Home HK in Hong Kong to Scientist Home Future Health Limited through Scientist Home Holding.

There is no restriction under the Nevada law on the amount of funding that the Company may provide to our subsidiary in Hong Kong through loans or capital contributions, provided that such provision of funds is in the best interests of, and of commercial benefit to, the Company. The subsidiary in Hong Kong is also permitted under the laws of Hong Kong, to provide funding to the Company, through dividend distributions or payments, without restrictions on the amount of the funds.

There are no restrictions or limitation on our ability to distribute earnings by dividends from our subsidiary in Hong Kong to the Company and our shareholders and U.S. investors, provided that the entity remains solvent after such distribution. According to the Companies Ordinance (Chapter 622 of the Laws of Hong Kong), a company may only make a distribution out of profits available for distribution. Other than the above, we did not adopt or maintain any cash management policies and procedures as of the date of this prospectus.

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us.

There are no restrictions or limitations under the laws of Hong Kong imposed on the conversion of Hong Kong dollar into foreign currencies and the remittance of currencies out of Hong Kong, nor is there any restriction on any foreign exchange to transfer cash between the Company and its subsidiary, across borders and to U.S. investors, nor there is any restrictions and limitations to distribute earnings from the subsidiary, to the Company and U.S. investors and amounts owed.

Holding Foreign Companies Accountable Act (HFCAA) Status

Under the HFCA Act, trading prohibitions may apply if the PCAOB cannot inspect our auditor for consecutive years. Our independent auditor, JP Centurion & Partners PLT, is based in Kuala Lumpur, Malaysia, maintains active PCAOB registration, and is not listed under the Mainland China or Hong Kong restriction determinations, though future inspection accessibility remains subject to evolving regulatory conditions.

Results of Operations for three and nine months ended September 30, 2026 and 2025

Revenues

For the three months ended September 30, 2026, total revenues increased by $172,380, or 435.3%, to $211,984 compared to $39,604 for the three months ended September 30, 2025. This expansion was driven by a $170,019 increase in retail trading revenue and a new $2,361 contribution from our physical check-up service line. The growth in retail trading revenue was driven by a combination of a base unit price increase enacted at the beginning of 2026 and a corresponding increase in customer volumes.

For the nine months ended September 30, 2026, total revenues increased by $369,063, or 318.2%, to $485,043 compared to $115,980 for the nine months ended September 30, 2025. This cumulative expansion is due to a $358,799 increase in retail product sales to $474,779 and a $10,264 contribution from our new service line. The year-over-year revenue increase across both the three and nine-month periods reflects the full-period compounding effect of our 2026 price increases alongside robust transaction volumes.

Cost of revenues

For the three and nine months ended September 30, 2026, the Company has cost of revenues in the amount of $90,964 and $275,846 respectively. Cost of retail trading revenue was $275,846, while cost of service revenue was $Nil.

For the three and nine months ended September 30, 2025, the Company has cost of revenues in the amount of $23,534 and $66,682 respectively.

The increase in cost of revenues was directly driven by the increased sales volume of our health supplements and topical creams, which required higher aggregate product fulfillment and delivery expenditures. Cost of retail trading revenue was $275,846 for the nine-month period, tracking our sales performance, while the cost of service revenue was $Nil because the primary processing costs for our physical check-up service line are included in localized administrative overhead.

The cost of retail trading revenue was mainly from the products cost and delivery cost. Currently, our product costs are 60% off of the recommended retail price now. Pursuant to the non-exclusive distributor agreement with related party B, related party B shall have the right to revise products price at any time. Price changes shall apply to all purchase orders received after the effective date with the notice, except that any price increase shall be effective immediately upon notice to distributor and apply to those accepted but undelivered orders.

Gross Profit and Margins

For the three months ended September 30, 2026, consolidated gross profit increased by $104,950 to $121,020, representing a total gross margin of 57.1%, compared to a gross profit of $16,070 and a gross margin of 40.6% for the three months ended September 30, 2025.

Our retail trading gross margin for the three months ended September 30, 2026 was 56.6%, representing a significant expansion over the 40.6% retail gross margin in Q3 2025 and the 30.3% margin experienced in the first half of 2026. This margin improvement is directly attributable to the base unit retail price increases implemented at the beginning of 2026, which outpaced our underlying product procurement costs under our distributor arrangement with Related Party B. This structural margin expansion, combined with higher volume, allowed the Company to achieve a positive net income of $8,212 for the third quarter of 2026.

Our service revenue from physical check-ups carries a gross margin of 100% as the underlying operational costs are categorized entirely within localized administrative overhead and general processing expenses.

General and Administrative Expenses

For the three and nine months ended September 30, 2026, the Company incurred general and administrative expenses of $112,808 and $400,909 respectively. These were primarily comprised of staff salary, rental fees, consultancy fees, advertising, professional fees, audit fees, and other fees.

For the three and nine months ended September 30, 2025, the Company had general and administrative expenses in the amount of $63,915 and $128,297 respectively. These were primarily comprised of consultancy fees, professional fees, audit fees, IT fees, rental fees, building management fee, company incorporation fees, bank charges, filing fee, printing and stationery.

The increase in general and administrative expenses reflects increased operational scale following the structural expansions implemented throughout fiscal year 2026. This operational change was primarily driven by higher ongoing infrastructure costs, including increased staffing, professional fees, advertising and promotional expenses, and consultant outlays required to manage our expanded commercial footprint.

Net Income/Loss

Our net income for the three months ended September 30, 2026 was $8,212 and net loss for the nine months ended September 30, 2026 was $191,712 respectively.

Our net loss for the three and nine months ended September 30, 2025 were $47,845 and $78,999 respectively.

The comparative nine-month increase in net loss reflects the elevated foundational infrastructure expenses incurred during the first half of fiscal year 2026. The Company experienced higher baseline costs for personnel, specialized consulting, corporate compliance, and retail facility leases prior to the full realization of the corresponding retail revenue volumes.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has experienced recurring operating losses, negative cash flows from operations, and has a significant working capital deficit. For the nine months ended September 30, 2026, the Company incurred a net loss of $191,712 and negative cash flows from operating activities of $129,233. As of September 30, 2026, the Company had cash of $13,653, a working capital deficit of $198,046, and an accumulated stockholders’ deficit of $78,205. Our current cash balance provides less than one month of operational cash runway based on our regular cash burn requirements.

The Company's operations have been heavily dependent on financial support from related party B, which has provided $264,437 of on-demand funding through September 30, 2026. This balance is interest-free and contractually repayable on demand, which introduces an immediate liquidity strain should the related party request settlement.

These factors, along with the fact that the Company’s independent registered public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern in its report on the December 31, 2025 financial statements, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.

Based on the Company's current operating structure, management estimates its regular operating cash requirements to be a monthly burn rate of approximately $21,300, resulting in a total projected cash outflow and working capital funding gap of $255,600 over the next 12 months to maintain base administrative and operational expenses. To mitigate these conditions and support ongoing operations, management’s plans include:

•	Shareholder and external funding: Actively seeking additional capital injections from existing shareholders and external investors through new equity or stock issuances.

•	Cost-control measures: Implementing rigorous operational efficiency plans and targeted cash preservation strategies to strictly monitor and minimize administrative overhead.

•	Continued related party reliance: Drawing on continued working capital advances from related party B as necessary to meet short-term operational obligations.

The execution of the equity financing strategy and the continued reliance on funding from Related Party B are subject to market conditions and are outside of management's direct control. The historical financial support from the related party is discretionary, and there is no written or contractually binding financial support agreement in place to secure future funding. Because these plans have not been legally finalized or contractually backed as of the issuance date, it is probable that these plans cannot be effectively implemented to fully mitigate the liquidity risk.

Accordingly, management's plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash used in Operating Activities

Net cash used in operating activities was $129,233 for the nine months ended September 30, 2026. The cash used in operating activities was attributable to the net loss and increase in inventories, contra by increase in advances from a related party, increase in other payables and accrued liabilities, and decrease in deposits and prepayments.

Net cash used in operating activities was $109,474 for the period ended September 30, 2025. The cash used in operating activities was attributable to the net loss, increase in deposits and prepayments and decrease in other payables and accrued liabilities, contra by advances from a related party and decrease in inventories.

Cash Used in Investing Activity

For the nine months ended September 30, 2026 and 2025, the Company did not generate nor used any cash in investing activity.

Cash Provided by Financing Activities

Net cash provided by financing activities was $74,334 for the nine months ended September 30, 2026, which was primarily due to advances from a director and advances from a related party.

Net cash provided by financing activities was $368,443 for the period ended September 30, 2025, which was primarily due to issuance of shares, advances from a director and advances from a related party.

Non-cash Related Party Activity

Related Party B directly settled $129,210 and $86,676 of expenses on behalf of the Company for the nine months ended September 30, 2026 and 2025, respectively. This transaction was handled on a non-cash basis and is consequently excluded from the condensed consolidated statement of cash flows. The funding has been recorded as an increase in our non-trade related party obligations, reflecting a non-cash financing facility provided by Related Party B.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2026.

Contractual Obligations

As of September 30, 2026, we have two operating lease agreements for two office spaces in Hong Kong with a non-cancellable term of two years from July 1, 2025, to June 30, 2027, and a non-cancellable term of three years from September 16, 2025 to September 15, 2028, with a renewal option for the period from September 16, 2028 to September 15, 2031, respectively. Management has determined that it is reasonably certain to exercise the three-year renewal option due to significant localized leasehold improvements and custom infrastructure installations completed during initial occupancy. Accordingly, the optional renewal period (September 16, 2028, to September 15, 2031) has been included in the lease term, resulting in a total recognized lease term of 72 months.

As of September 30, 2026, the future minimum rental payments under non-cancellable operating leases are due as follows:

Period / Fiscal Year	Future Minimum Payments
Remainder of 2026	$22,989
2027	$80,460
2028	$69,885
2029	$72,680
2030	$75,588
2031	$55,476
Total undiscounted lease obligations	$377,078

Critical Accounting Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Our critical accounting estimates focus on high-judgment areas and sensitivities:

Going Concern Assessment

Evaluation of historical losses and working capital deficits relies heavily on the timing and likelihood of continued discretionary financial backing from Related Party B.

Lease Terms and Extension Options

Determining if a Hong Kong office renewal option is "reasonably certain" under ASC 842 impacts right-of-use assets and lease liabilities.

Allowance for Inventory Obsolescence and Net Realizable Value (NRV)

Shifting demand and product expirations create risks where carrying costs may require sudden write-downs.

Principal-versus-Agent Evaluations (Related-Party Sourcing)

ASC 606 gross revenue presentation hinges on judgments regarding inventory ownership risks and pricing discretion with Related Party B.

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

Emerging Growth Company Accounting Election

The Company is an Emerging Growth Company ("EGC") as defined in Section 2(a) of the Securities Act of 1933, as amended, by the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). Section 107 of the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised financial accounting standards. This allows an EGC to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

The Company has elected to use this extended transition period and, as a result, will adopt new or revised accounting standards on the relevant dates on which adoption is required for entities other than public business entities (non-PBEs).

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which intended to improve the navigability of the guidance in Accounting Standards Codification (“ASC”) Topic 270 and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. The ASU also addresses the form and content of such financial statements, adds list to ASC 270 of the interim disclosures required by all other ASC topics, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments are not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather to reflect the effects of the SEC’s form and content requirements related to interim reporting. The amendments of this ASU are effective to us for interim reporting periods within annual reporting periods beginning after December 15, 2028, with early adoption permitted. Companies have the option to apply this guidance either on a retrospective or prospective basis, and early adoption is permitted. We are currently evaluating the impact of this ASU on our interim reporting financial statements and disclosures.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer and Principal Financial Officer), evaluated our disclosure controls and procedures as of September 30, 2026. Due to previously identified and unremedied material weaknesses from our Form 10-K, our officer concluded our controls were not effective as of September 30, 2026, in ensuring timely recording and reporting of required information.

Management’s Remediation Plan and Timeline

We are an early-stage operating company with limited financial resources and personnel. We intend to establish an active remediation plan to address our identified material weaknesses as our operations expand and additional funding becomes available.

Our future plans include formalizing written internal control policies, standardizing our accounting close workflows, and evaluating the feasibility of retaining independent external accounting consultants to assist with segregation of duties and oversight. We will consider these material weaknesses remedied only when the appropriate controls are fully implemented and operate effectively for a sufficient period of time.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management confirmed that the launch of our new medical staff service line in 2026 did not result in material changes to our internal control environment during this quarter.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission. The risk factors disclosed in our 2025 Form 10-K should be read carefully in connection with the interim financial compliance reviews and the disclosures contained within this Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the nine months ended September 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.

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

SCIENTIST HOME FUTURE HEALTH LIMITED

Dated: October 30, 2026	By:	/s/ Chan Siu Hung
Chan Siu Hung
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director (Principal Executive Officer and Principal Financial Officer)

